Form 10-Q
period 2026-03-31
RMX INDUSTRIES, INC.
filed 2026-05-19
CIK 1970743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

☐ TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-294940

RMX INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-2960484
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4514 Cole Ave, Ste. 600 Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

(866) 706-4276

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 14, 2026, there were a total of 24,272,149 shares of the registrant’s Class A Common Stock, $0.001 par value per share, outstanding, and 1,000,000 shares of the registrant’s Class B Common Stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RMX Industries, Inc.

Unaudited Condensed Consolidated Financial Statements

RMX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,233	$109,752
Restricted cash	1,913,320	1,913,320
Cash, cash equivalents and restricted cash	2,022,553	2,023,072
Prepaid expenses		1,101
Total current assets	2,022,553	2,024,173
Property and equipment, net	20,510	25,998
Goodwill and intangibles	30,038,839	30,048,702
ROU asset, net of amortization	86,331	93,976
Total assets	$32,168,233	$32,192,849

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,087,112	$1,005,611
Accounts payable and accrued expenses, related party	356,512	185,443
Common stock subscribed payable	1,978,410	-
ROU, current liability	29,221	28,745
Derivative liability	1,974,046	1,974,046
Notes payable and interest (net of discount)	3,683,345	2,595,606
Total current liabilities	9,108,646	5,789,451
ROU, long term liability	48,321	55,855
Total liabilities	9,156,967	5,845,306

Stockholders’ equity (deficit)
Common stock Class A, $0.001 par value, 196,400,000 shares authorized; 22,706,889 and 22,141,277 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively	22,707	22,141
Common stock Class B, $0.001 par value, 3,600,000 shares authorized; 2,000,000 and 2,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,000	2,000
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 6,000 and 1,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	1
Additional paid-in capital	69,853,575	67,161,629
Accumulated deficit	(46,867,022)	(40,838,227)
Total stockholders’ equity (deficit)	23,011,266	26,347,543
Total liabilities and stockholders’ equity	$32,168,233	$32,192,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$-	$26,200
Cost of sales	-	15,150
Gross profit	-	11,050
Operating expenses:
General and administrative	58,908	94,430
Payroll, compensation and benefits	421,857	979,561
Professional services	444,546	1,220,593
Marketing and advertising	62,025	300,430
Research and development expense	39,600	78,288
Total operating expenses	1,026,936	2,673,303
Loss from operations	(1,026,936)	(2,662,253)
Other income (expense):
Interest income	182	803
Interest expense	(154,141)	(67,904)
Debt discount amortization and derivative loss	(1,951,970)	(793,604)
Loss on warrants conversion	(2,895,930)	(1,010,686)
Total other income (expense)	(5,001,859)	(1,871,391)
Net loss	$(6,028,795)	$(4,533,644)
Loss per share – basic and diluted	$(0.25)	$(0.36)
Weighted average number of shares outstanding – basic and diluted	24,334,726	12,599,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock Class A		Common Stock Class B		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2024	10,479,431	$10,479	2,000,000	$2,000	-	$-	$16,233,605	$(16,554,687)	$(308,603)
Net loss	-	-	-	-	-	-	-	(24,283,540)	(24,283,540)
Warrants issued for services	-	-	-	-	-	-	2,863,848	-	2,863,848
Warrants for notes payable	-	-	-	-	-	-	3,100,000	-	3,100,000
Common stock for cash	256,848	257	-	-	-	-	815,325	-	815,582
Options issued for services	-	-	-	-	-	-	4,238,914	-	4,238,914
Acquisition of RMX Industries Inc.	8,555,393	8,556	-	-	-	-	29,935,320	-	29,943,876
Conversion of notes payable through warrant	2,499,605	2,500	-	-	-	-	8,746,118	-	8,748,617
Preferred stock for services	-	-	-	-	1,000	1	3,849	-	3,850
Common stock for services	150,000	150	-	-	-	-	524,850	-	525,000
Common stock for interest	200,000	200	-	-	-	-	699,800	-	700,000
Balance, December 31, 2025	22,141,277	$22,141	2,000,000	$2,000	1,000	$1	$67,161,629	$(40,838,227)	$26,347,543
Net loss	-	-	-	-	-	-	-	(6,028,795)	(6,028,795)
Warrants issued for services	-	-	-	-	-	-	7,249	-	7,249
Warrants for notes payable	-	-	-	-	-	-	570,000	-	570,000
Options issued for services	-	-	-	-	-	-	116,376	-	116,376
Stock issued for services	12,500	13	-	-	5,000	5	62,983	-	63,001
Conversion of notes payable through warrant	553,112	553	-	-	-	-	1,935,339	-	1,935,892
Balance, March 31, 2026	22,706,889	$22,707	2,000,000	$2,000	6,000	$6	$69,853,575	$(46,867,022)	$23,011,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities of continuing operations:
Net (loss)	$(6,028,795)	$(4,533,644)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	63,000	-
Options issued for services	116,376	573,957
Warrants issued for private placements fees	7,249	908,483
Depreciation and amortization	15,308	15,308
Loss on conversion of notes payable	2,895,929	1,010,686
Notes payable discount amortization	1,951,970	793,604
Changes in operating assets and liabilities:
Prepaid expenses	1,101	16,310
ROU asset, net	7,645	(6,200)
Accounts payable and accrued expenses	252,614	(212,307)
ROU liabilities	(7,057)	-
Interest payable	154,141	67,904
Net cash used in operating activities	(570,519)	(1,365,899)

Cash flows from investing activities:
Purchase of capital equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	570,000	1,300,000
Proceeds from the sale of common stock	-	118,156
Net cash provided by financing activities	570,000	1,418,156

Non-cash investing and financing activities:
Interest receivable	-	-
Net change in cash and cash equivalents	(519)	52,257
Cash, cash equivalents and restricted cash at beginning of period	2,023,072	396,870
Cash, cash equivalents and restricted cash at end of period	2,022,553	449,127
Supplemental disclosure of cash flow information:
Conversion of notes payable into common stock through warrant exercise	$1,018,373	$404,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS

Reticulate Micro, Inc. was incorporated on June 23, 2023, in Nevada and later changed its name to RMX Industries, Inc. (“RMX” or “the Company”) on August 1, 2025. RMX has offices in Saint Louis, Missouri, and Dallas, Texas. The new name signifies the company’s ongoing growth and dedication to providing high-performance software solutions suited for modern digital infrastructure. This transition reflects RMX’s commitment to solving real-world data challenges and includes launching a revamped website at www.rmx.io, which offers details about its technology, vision, and strategic focus areas.

RMX is a tech company specializing in securing and optimizing the flow of data. It creates hybrid video compression tools using its proprietary platforms, like VAST™ (Video Adaptive Systems Technology). RMX’s technology was originally designed for defense and government needs, where video transmission faced strict bandwidth and reliability issues. The company believes VAST™ could become a tactical video communication standard, delivering high-quality video over ultra-low bandwidth connections, and aims to establish it as a trusted government off-the-shelf solution.

The challenges RMX first tackled for defense clients are now widespread across industries. With AI and computer vision booming, there’s increasing demand for transferring, storing, and processing visual data. RMX sees this surge as a pivotal opportunity since networks and data centers aren’t built for such high-intensity data loads. The company is addressing these demands by improving data security and compression, helping information move efficiently from edge devices to core systems. RMX believes this will support faster, greener, and more robust systems in sectors like telecom, cloud, mining, healthcare, and more. In 2024, RMX reached a milestone by being listed on the OTCQB® Venture Market under the ticker “RMXI,” with trading starting in January 2025. Moving forward, RMX plans to expand its technology through partnerships, joint ventures, and deployments across industries, as well as preparing for an upgrade to a senior exchange listing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The financial statements have been prepared on a going-concern basis, reflecting the assumption that the Company will be able to realize its assets and settle its liabilities in the ordinary course of business for the foreseeable future. Since inception, the Company has incurred losses, resulting in an accumulated deficit of $46,867,022 as of March 31, 2026, with further losses expected as it continues to develop its business. Consequently, there is considerable uncertainty regarding the Company's ability to remain a going concern.

There can be no assurance that the Company will either (1) attain revenue levels sufficient to generate adequate cash flow from operations or (2) secure additional financing through private placements, public offerings, or debt arrangements required to meet its working capital needs. Should funds generated from operations and any form of external financing prove insufficient, the Company will need to raise additional working capital. No guarantee can be provided that such financing will be available or, if so, will be offered on terms acceptable to the Company. If adequate capital is unavailable, the Company may be compelled to reduce or discontinue its operations.

Given the uncertainties surrounding these circumstances, substantial doubt exists regarding the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not reflect any adjustments relating to the recoverability or classification of asset carrying amounts, nor to the amounts and classification of liabilities, which might arise should the Company be unable to maintain its status as a going concern.

Basis of Presentation

The accompanying consolidated financial statements of the Company are expressed in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be more than the Federal Deposit Insurance Corporation-insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

Fair Value Measurements

FASB ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026 and 2025. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, accounts payable, and accrued liabilities. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

Research and Development

Research and development costs are expensed as incurred. For the three months ended March 31, 2026 and 2025, research and development costs expensed were $39,600 and $78,288, respectively.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their grant date fair values. That expense is recognized over the period when an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or the straight-line attribution method.

Under 718-10-30-20D the determination of whether a valuation method is reasonable, or whether an application of a valuation method is reasonable, shall be made based on the facts and circumstances as of the measurement date. Factors to be considered under a reasonable valuation method include, as applicable:

a.	The value of tangible and intangible assets of the nonpublic entity

b.	The present value of anticipated future cash flows of the nonpublic entity

c.	The market value of stock or equity interests in similar corporations and other entities engaged in trades or businesses substantially similar to those engaged in by the nonpublic entity for which the stock is to be valued, the value of which can be readily determined through nondiscretionary, objective means (such as through trading prices on an established securities market or an amount paid in an arm’s-length private transaction)

	Three Months Ended
	March 31,
	2026	2025
Issuance of options for services	116,376	573,957
Issuance of shares for services	63,001	-
Issuance of warrants for services	7,249	908,851

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Revenue Recognition

The Company derives its revenues from three sources: (1) software license and subscription, (2) professional services and other revenues, and (3) hardware.

Software license and subscription revenues include software license revenues from the sales of software licenses and subscription fees from customers accessing the Company’s services. Revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, for example, overage fees, contingent fees or service level penalties, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

The Company determines the amount of revenue to be recognized through the application of the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when or as the Company satisfies the performance obligations.

Professional Services and Other Revenues. The Company’s professional services contracts are either on a time and materials, fixed price or subscription basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services contracts. Other revenues consist primarily of training revenues recognized as such services are performed.

Hardware. Our hardware is generally highly dependent on, and interrelated with, the underlying operating system and cannot function without the operating system. In these cases, the hardware and software license are accounted for as a single performance obligation and revenue is recognized at the point in time when ownership is transferred to resellers or directly to end customers through retail stores and online marketplaces.

Property and Equipment

Property and equipment over $2,500 are stated at cost less accumulated depreciation, and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three years; computer equipment, three to five years; leasehold improvements, shorter of lease term or estimated useful life; and furniture and equipment, one to 10 years.

3. REVENUES

Revenues are assigned by the contracting entity’s region, which may differ from the customer’s location. All Americas revenue came from the United States. For the three months ended March 31, 2026 and 2025, revenue totaled $0 and $26,200, respectively.

4. PREPAID EXPENSES

As of March 31, 2026 and 2025, the prepaid balance is $0 and $1,101 respectively. Expenses were primarily due to timing of operational cost recognition.

5. PROPERTY AND EQUIPMENT

	As of	As of
	March 31,	December 31,
	2026	2025

Computers, equipment and software	65,339	65,339
Leasehold improvements	-	-
Property and equipment, gross	65,339	65,339
Less accumulated depreciation and amortization	(44,829)	(39,341)
Property and equipment, net	20,510	25,998

Depreciation and amortization expense totaled $20,570 and $42,367 during the three months ended March 31, 2026 and 2025, respectively.

6. INTANGIBLE ASSET – PROPERTY LICENSE

On August 8, 2022, the Company entered a worldwide, perpetual and exclusive license agreement with Cytta Corporation, or Cytta, for its proprietary SUPR ISR (Superior Utilization of Processing Resources – Intelligence, Surveillance, and Reconnaissance) system. In consideration of the license agreement, Cytta was issued 5,100,000 shares of our Class A Common Stock and will receive a royalty of five percent of net sales of licensed product revenues and licensed service revenues over a ten-year period for any products containing their content.

On March 14, 2023, the Company entered into an Intellectual Property Purchase Agreement with Basestones Capital Ltd., for the purchase of US Patent No. 9,451,291 (Fast DWT-Based Intermediate Codec Optimized For Massively Parallel Architecture), issued on September 20, 2016, and the developed source code related to the patent. The Company made a one-time payment of $200,000 for the patent. The Company recorded $205,100 as an intangible asset. Starting in July 2023, the Company began amortizing the $200,000 intangible assets. As of March 31, 2026, the Company recorded $110,137 of amortization expense.

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company compares the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Impairment loss on long-lived assets for three months ended March 31, 2026, and 2025 was $0.

As of March 31, 2026, and December 31, 2025, the Company recorded $94,963 and $104,826, respectively, as an intangible asset.

7.  BUSINESS COMBINATION AND GOODWILL

On April 15, 2025, the Company completed the acquisition of RMX Industries Inc. (“TX Sub”) and issued 8,555,393 shares of Class A Common Stock in exchange for 100% of the outstanding equity of TX Sub. The acquisition supports the Company’s strategy to commercialize and expand long-term revenue opportunities. The transaction was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the accounting acquirer, as it issued the equity consideration, retained governance control, and its management team continued post-acquisition. The total purchase consideration was measured at fair value on the acquisition date and consisted solely of equity consideration at $29.9 million. As a result of the acquisition, the Company recorded goodwill of $29.9 million, representing the excess of the purchase consideration over the fair value of net identifiable assets acquired. The goodwill reflects expected future economic benefits from commercialization of the Company’s technology and anticipated synergies and market opportunities.

Goodwill is not deductible for income tax purposes and is assigned to the Company’s reporting unit. We test goodwill for impairment annually at the reporting unit level, primarily using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. No instances of impairment were identified in our December 31, 2025 tests.

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade payables are initially recorded at the transaction price and measured at the undiscounted expected payment amount. Accrued expenses reflect the estimated amount needed to settle obligations. Accounts payable totaled $1,087,112 as of March 31, 2026, and $1,005,611 as of December 31, 2025.

As of March 31, 2026, the Company owed $600,000 to Boustead Securities, LLC in connection with the termination of its prior engagement agreement. In addition, the Company owed approximately $365,000 to Bevilacqua PLLC for regulatory and corporate legal services, with the remainder owed to various vendors.

Common Stock to be Issued for Notes Payable Through Exercise of Warrants

The Company recorded $1,978,410 under a cancellation and exchange agreement of notes payable, shown as “Common stock subscribed payable” in Liabilities as of March 31, 2026. On April 22, 2026, 565,260 shares of Class A Common Stock were issued after the holder exercised the warrants via an exercise notice.

9. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 196,400,000 shares of Class A Common Stock at a par value of $0.001 and had 22,706,889 and 22,141,277 shares of Class A Common Stock issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.

The Company is authorized to issue 3,600,000 shares of Class B Common Stock at a par value of $0.001 and voting rights of 100 votes per share. The Company had 2,000,000 shares of Class B Common Stock issued and outstanding March 31, 2026, and December 31, 2025, respectively.

Common Stock Issued for Services

The Company issued 12,500 shares of Class A Common Stock, at a price of $3.50 per share, for services provided to the Company during the three months ended March 31, 2026.

Common Stock Issued for Interest

The Company issued 53,112 shares of Class A Common Stock, at a price of $3.50 per share, for convertible notes provided to the Company during three months ended March 31, 2026.

Common Stock Issued for Notes Payable Through Exercise of Warrants

The Company issued 500,000 shares of Class A Common Stock upon the conversion of notes payable, through the exercise of warrants at an exercise price of $1.00 per share, during three months ended March 31, 2026.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. On March 31, 2026, the Company issued 5,000 shares of its Series X Convertible Preferred Stock (“Series X Preferred Stock”) to Karl Kit, who serves as the Company’s Chief Executive Officer, President, and member of the board of directors. Each share of Series X Preferred Stock is convertible into one (1) share of Class A Common Stock and entitles the holder to 15,000 votes per share. The Company had 6,000 and 1,000 shares of Series X Preferred Stock issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.

Options

During the three months ended March 31, 2026, the Company did not issue any options.

Of the 4,451,667 options outstanding as of March 31, 2026, 1,000,000 options will only vest upon listing on any national securities exchange. This performance condition is not considered probable until it occurs. As such, the expense for these awards would only be recognized upon listing on any national securities exchange. Total Black-Scholes valuation of remaining 1,000,000 is $2,244,350.

The Company recognizes compensation cost on a straight-line basis over the total requisite service period of the entire award and account for forfeitures as the occur. Total expense of $116,376 was recognized during the three months ended March 31, 2026.

The following table reflects a summary of Class A Common Stock options outstanding and option activity during the three months ended March 31, 2026, and year ended December 31, 2025:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Terms (Years)
Options outstanding at December 31, 2024	4,099,796	$2.11	8.3
Granted	1,638,000	$3.50	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	(432,796)	-	-
Options outstanding at December 31, 2025	5,305,000	$2.10	8.4
Granted	-	-	-
Exercised	-	-	-
Forfeited	(853,333)	-	-
Cancelled	-	-	-
Options outstanding at March 31, 2026	4,451,667	$2.50	7.8
Options exercisable at March 31, 2026	2,598,371	$2.25	7.3

The intrinsic value of options outstanding as of March 31, 2026, was $4,449,667.

Warrants Grant

During the three months ended March 31, 2026, the Company issued a total of 1,142,500 warrants at a weighted average exercise price of $0.50 with a range between $0.50 and $1.00 per share, which vest immediately.

The Company conducted private placements of units, with each unit consisting of an unsecured promissory note with an interest rate of 18% and a five-year warrant to purchase shares of Class A Common Stock with a number of investors. The Company raised $570,000 and issued 1,140,000 warrants with a $0.50 weighted average exercise price. The remaining 2,500 warrants were issued to advisors and partners.

On the dates of the grants, the Company valued warrants granted at $7,249 using the Black-Scholes option pricing model with the following assumptions: stock price of $3.50 per share, an expected life of the warrants of 5 years, expected volatility of 72%, an average risk-free rate of 3.8%, and no dividend yield. The warrants were expensed at the time of issuance and an expense

The following table reflects a summary of warrants outstanding and activity during the three months ended March 31, 2026, and year ended December 31, 2025:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Terms (Years)
Warrants outstanding at December 31, 2024	2,401,659	$1.14	4.50
Granted	4,783,112	1.40	5.00
Exercised	(2,332,500)	-	-
Forfeited	(376,000)	-	-
Cancelled	(176,125)	-	-
Warrants outstanding at December 31, 2025	4,300,146	$1.51	4.07
Granted	1,142,500	0.50	5.00
Exercised	(200,000)	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Warrants outstanding at March 31, 2026	5,242,646	$1.33	4.07
Warrants exercisable at March 31, 2026	5,242,646	$1.33	4.1

The intrinsic value of warrants outstanding as of March 31, 2026, was $12,140,464.

10. OPERATING LEASE

The current lease contracts for the offices in Saint Louis, Missouri and Dallas, Texas are on a pay as you go basis with no lease obligations. The Company leases certain vehicles under non-cancelable operating lease agreements. These leases have initial terms of three years. The Company does not have any finance leases.

As of March 31, 2026, the Company’s operating lease right of use assets and corresponding liabilities are as follows:

Right of use asset	86,331
Lease liability - current	29,221
Lease liability - non current	48,321
Total operating lease liabilities	77,543
Weighted average remaining lease term	2.65
Weighted average discount rate	7.50%

Maturities of the Company’s lease liabilities are as follows:

2026	29,040
2027	31,294
2028	24,266

11. CONVERTIBLE NOTES, PROMISSORY NOTES PAYABLE AND DEBT EXTINGUISHMENT

The following table summarizes outstanding convertible notes and promissory notes payable as of March 31, 2026, and December 31, 2026.

	March 31,	December 31,
	2026	2025
Convertible Notes - Maturity Date
March 31, 2026 (15% per annum)	$-	$2,020,000
May 30, 2026 (15% per annum)	2,020,000	-
Promissory Notes - Maturity Date
January 31, 2026 (18% per annum)	-	550,000
March 31, 2026 (12% per annum)	-	500,000
April 30, 2026 (8% per annum)	125,000	125,000
May 30, 2026 (18% per annum)	250,000	-
June 30, 2026 (12% per annum)	1,117,500	1,117,500
June 30, 2026 (18% per annum)	470,000	-
Total Notes Payable	1,962,500	2,292,500
Total Convertible and Promissory Notes Payable	3,982,500	2,292,500
Unamortized debt discount	(600,275)	(1,982,244)
Net Debt	3,382,225	2,330,256
Current portion	(3,382,225)	(2,330,256)
Net long-term portion	-	-
Interest Payable	301,120	265,350

During three months ended March 31, 2026, the Company completed private placements, selling 22.8 units at $25,000 each, raising $570,000. Each unit included unsecured promissory notes of 18% interest and five-year warrants for Class A Common Stock; 1,140,000 warrants were issued at a weighted average exercise price of $0.50.

Debt Extinguishment and Common Stock Issued

During the three months ended March 31, 2026, the Company converted $400,000 in principal and $53,112 in interest into equity through warrant exercises, issuing 553,112 Class A Common Stock shares at a $0.82 average price. The Company recorded a $1,482,780 conversion loss, reflecting the difference between market value and exercise price.

These amounts are presented as supplemental disclosure in the “Non-Cash Investing and Financing Activities” section of the Condensed Consolidated Statement of Cash Flows.

The relative fair value of the warrants issued in conjunction with the notes payable was treated as a debt discount, with a corresponding offsetting credit to Additional Paid-in Capital (APIC). This discount is being amortized to interest expenses over the term of the notes.

Debt Extinguishment and Common Stock Not Issued

During the three months ended March 31, 2026, the Company executed a cancellation and exchange agreement involving $500,000 in principal and $65,260 in accrued interest. A total of 565,260 shares of Class A Common Stock are issuable upon warrant exercise. The Company recognized $1,978,410 as “Common stock subscribed payable” under Liabilities as of March 31, 2026, reflecting the fair market value, and recorded a conversion loss of $1,413,150, representing the difference between the market value and the exercise price.

The shares were exercised on April 22, 2026, in connection with holder’s delivery of an exercise notice formally exercising the warrants.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable were determined to be derivative liabilities under ASC 815 due to the default on convertible notes payable disclosed above, which resulted in a variable conversion price on the outstanding convertible note payable. The fair value of the derivative liabilities was $1,974,046 and estimated using the Black-Scholes option pricing model with the following assumptions: stock price of $3.50 per share, an expected life of the warrants of 5 years, expected volatility between 73% an average risk-free rate of 3.5% and no dividend yield.

12. SUBSEQUENT EVENTS

On April 1, 2026, the board of directors of the Company terminated the Company’s offering of up to 2,857,142 units, with each unit consisting of (i) one share of Class A Common Stock, and (ii) one warrant to purchase one share of Class A Common Stock, at an offering price of $3.50 per unit, for maximum gross proceeds of $9,999,997, on a best efforts basis pursuant to Regulation A under Section 3(b) of the Securities Act, for Tier 2 offerings (the “Reg A Offering”). The Company sold 356,035 units for gross proceeds of $1,246,122.50 through the last closing of the Reg A Offering, which occurred on October 30, 2025.

On April 16, 2026, Basestones, Inc. converted its 1,000,000 shares of Class B Common Stock into 1,000,000 shares of Class A Common Stock.

On April 17, 2026, the Company conducted closings of a private placement of units, with each unit consisting of an unsecured 18% promissory note and a five year warrant to purchase shares of Class A Common Stock, and entered into certain subscription agreements with a number of accredited investors as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. Pursuant to the agreements, the Company sold 54.4 units at a price of $25,000 per unit for gross proceeds of $1,360,000 and issued 2,720,000 warrants at an exercise price of $0.50 per share.

On May 8, 2026, the Company entered into an intellectual property purchase agreement with Apollo Group Enterprises, LLC (“Apollo”), pursuant to which the Company will acquire all of Apollo’s right, title and interest in and to certain intellectual property assets in consideration for issuing Apollo 1,500,000 shares of Class A Common Stock (the “Consideration Shares”). The closing shall occur no later than May 17, 2026, at which time the Company shall issue the Consideration Shares and Apollo shall deliver title to the intellectual property assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with the condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2025, included in our Annual Report on Form 1-K filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2026. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, “RMX Industries”, “RMX”, “our company” and the “Company” refer to RMX Industries, Inc., a Nevada corporation, including its wholly-owned subsidiaries, EdWare LLC, a Delaware limited liability company, and RMX Industries Inc., a Texas corporation. “Class A Common Stock” refers to the Company’s Class A Common Stock, $0.001 par value per share. “Class B Common Stock” refers to the Company’s Class B Common Stock, $0.001 par value per share. “Preferred Stock” refers to the Company’s Preferred Stock, $0.001 par value per share. “Series X Preferred Stock” refers to the Company’s Series X Convertible Preferred Stock, $0.001 par value per share. Unless otherwise noted, all amounts are expressed in United States dollars (“USD”).

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “VAST™”, “CRISP” and associated marks. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts are forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to introduce new products and services;

●	our ability to obtain additional funding to develop additional products and services;

●	compliance with obligations under intellectual property licenses with third parties;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	the accuracy and completeness of the data underlying our or third-party sources’ industry and market analyses and projections;

●	our expectations regarding demand for, and market acceptance of, our products and services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Form S-1 filed with the SEC on April 9, 2026. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that include terms such as “we believe” and similar terms reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

RMX is a technology company focused on securing and optimizing the data continuum. We develop and deliver video compression solutions built on our proprietary platforms, including VAST™ (Video Adaptive Systems Technology).

Our primary business focus is the development and delivery of resilient and secure internet communications technologies (ICTs) that enhance customer experiences with high-quality and low-latency video. Our core product line of video encoder appliances and virtual management appliances are designed to function in austere, industrial, and virtual environments to deliver highly reliable streaming video and situational awareness, with wieldiness and ease of use for non-technical customers. Our goal is to deliver unquestionably secure video content at the highest possible quality to meet customers’ needs for trustworthy and verifiable high-definition video.

Our technology was originally developed to meet the demanding needs of defense and government operations, where bandwidth and reliability constraints made video transmission extremely difficult. We believe VAST has the potential to set a new benchmark for tactical video communications, enabling high-quality video across ultra-low-bandwidth connections, and we are actively advancing it toward broad adoption as a trusted, mission-ready solution across defense and government programs.

Today, the same challenges we first addressed in defense are appearing at scale across industries. The rapid growth of artificial intelligence (AI) and computer vision has created unprecedented demand for moving, storing, and processing visual data. We see this as a pivotal moment; networks and data centers were not designed for this level of data intensity and efficiency gains are critical to keep pace.

RMX is working to address these pressures by securing and compressing the data continuum, helping intelligence flow more efficiently from the edge to the core. We believe this will enable faster, more sustainable and more resilient systems across multiple sectors, from telecom and cloud to mining, healthcare, and beyond.

Our Historical Performance

As of March 31, 2026, the Company had an accumulated deficit of $46,867,022 and cash of $2,022,553 (including $1,913,320 of restricted cash). During the three months ended March 31, 2026 and 2025, we had a net loss of $6,028,795 and $4,533,644, respectively. We estimate that we will be able to conduct our planned operations using currently available capital resources for the next three months. We will seek to fund our operations through public offerings, accessing the Credit Facility, private equity offerings, debt financings, and government or other third-party funding. However, the Company may not be able to raise adequate funds for capital expenditures, working capital and other cash requirements from capital markets on acceptable terms, or at all. Advances from an officer or stockholder may likewise be unavailable. The Company’s failure to raise capital as and when needed and generate significantly higher revenues than operating expenses to achieve profitability would impact its going concern status and would have a negative impact on its financial condition and its ability to pursue its business strategy and continue as a going concern. For further discussion, see “—Liquidity and Capital Resources”.

Recent Developments

On April 1, 2026, we terminated our offering of up to 2,857,142 units, with each unit consisting of (i) one share of Class A Common Stock, and (ii) one warrant to purchase one share of Class A Common Stock, at an offering price of $3.50 per unit, for maximum gross proceeds of $9,999,997, on a best efforts basis pursuant to Regulation A under Section 3(b) of the Securities Act, for Tier 2 offerings (the “Reg A Offering”). We sold 356,035 units for gross proceeds of $1,246,122.50 through the last closing of the Reg A Offering, which occurred on October 30, 2025.

On April 16, 2026, Basestones, Inc. converted its 1,000,000 shares of Class B Common Stock into 1,000,000 shares of Class A Common Stock.

On April 17, 2026, we conducted a closing of an ongoing private placement of units, with each unit consisting of an unsecured 18% promissory note and a five-year warrant to purchase shares of Class A Common Stock, and entered into certain subscription agreements with a number of accredited investors as defined in Section 2(a)(15) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 501 promulgated thereunder, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. Pursuant to the agreements, we sold 54.4 units at a price of $25,000 per unit for gross proceeds of $1,360,000 and issued 2,720,000 warrants with an exercise price of $0.50 per share.

In April 2026, certain investors from our private placements of units, consisting of unsecured promissory notes and five-year warrants to purchase shares of Class A Common Stock, exercised their warrants. These exercises converted $500,000 of principal and $65,260 of accrued interest, totaling $565,260, into equity, resulting in the issuance of 565,260 shares of Class A Common Stock at a weighted average exercise price of $1.00.

On May 8, 2026, we entered into an intellectual property purchase agreement with Apollo Group Enterprises, LLC (“Apollo”), pursuant to which we will acquire all of Apollo’s right, title and interest in and to certain intellectual property assets in consideration for issuing Apollo 1,500,000 shares of Class A Common Stock (the “Consideration Shares”). The closing shall occur no later than May 17, 2026, at which time we shall issue the Consideration Shares and Apollo shall deliver title to the intellectual property assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Revenue	$-	$26,200
Cost of sales	-	15,150
Gross profit	-	11,050
Operating expenses:
General and administrative	987,336	2,595,015
Research and development	39,600	78,288
Total operating expenses	1,026,936	2,673,303
Loss from operations	(1,026,936)	(2,662,253)
Other income (expense)	(5,001,859)	(1,871,391)
Loss before income taxes	(6,028,795)	(4,533,644)
Provision for income taxes (benefit)	-	-
Net loss	$(6,028,795)	$(4,533,644)

Revenue

Revenue for the three months ended March 31, 2026 and 2025 was $0 and $26,200, respectively. The Company did not recognize any revenue during the three months ended March 31, 2026, as it continued to focus on the development and commercialization of its platform and pursuit of scalable proof of concepts.

Operating Expenses

Our operating expenses for the three months ended March 31, 2026 and 2025, were $1,026,936 and $2,673,303, respectively, representing a decrease of 62%. The decrease was due to employee compensation including options, research and development expenses, marketing expenses and professional services provided to the Company.

Net Loss

Our net loss for the three months ended March 31, 2026 and 2025, was $6,028,795 and $4,533,644, respectively, representing an increase of 33%. The increase was mainly due to conversion of warrants, debt discount amortization, derivative expenses and loss from operations.

Liquidity and Capital Resources

As of March 31, 2026, the Company had an accumulated deficit of $46,867,022 and cash of $2,022,553 (including $1,913,320 of restricted cash). During the three months ended March 31, 2026 and 2025, we had a net loss of $6,028,795 and $4,533,644, respectively. To date, we have financed our operations primarily through revenue generated from sales of our securities.

Management has prepared estimates of operations and believes that sufficient funds will be generated from operations and equity financings to fund our operations and to service our debt obligations for at least the next twelve months. Since March 31, 2026, we have raised $1,360,000 in private placements of units. If we are unable to raise the additional funds, our currently available cash resources will be sufficient to fund our operations for at least the next three months. In the future, we may require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. While we had cash of $2,022,553 (including $1,913,320 of restricted cash) as of March 31, 2026, we had revenue of $0 and $26,200, a net loss of $6,028,795 and $4,533,644, and net cash used in operating activities of $570,519 and $1,365,899 for the three months ended March 31, 2026 and 2025, respectively. We have incurred losses since our inception, resulting in an accumulated deficit of $46,867,022 as of March 31, 2026, and further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. To support our growth and working capital requirements, we have entered into a securities purchase agreement for an up to $50 million contingent financing facility (the “Credit Facility”). Management has assessed the terms and conditions of the Credit Facility and determined that access to funding is probable and sufficient to support our operational plan.

Our ability to execute our business plan and achieve profitability is dependent upon our success in: (i) accessing the Credit Facility as planned, (ii) continuing to scale revenue growth, (iii) achieving operational efficiencies, and (iv) accessing additional capital as needed through securities offerings, private equity offerings, debt financings, strategic partnerships, and government or other third-party funding. These plans, if successful, will mitigate the factors which raise substantial doubt about our ability to continue as a going concern.

While we anticipate potential dilution from equity financings, management is committed to balancing growth capital needs with stockholder value creation. The Company maintains flexibility to optimize its capital structure through various financing alternatives based on market conditions and strategic priorities. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

There are uncertainties surrounding these issues, and the consolidated financial statements do not reflect any changes regarding the recoverability or classification of asset values, nor do they address potential adjustments to the amounts or classification of liabilities that could arise if the Company cannot continue operating as a going concern.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(570,519)	$(1,365,899)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	570,000	1,418,156
Net change in cash and cash equivalents	(519)	52,257
Cash, cash equivalents and restricted cash at beginning of period	2,023,072	396,870
Cash, cash equivalents and restricted cash at end of period	$2,022,553	$449,127

Net cash used in operating activities was $570,519 and $1,365,899 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, net cash used in operating activities resulted from net loss of $6,028,795, stocks, options and warrants issued for various services of $186,625, notes payable amortization and conversion of $4,847,899, depreciation and amortization of $15,308, accounts payable of $252,614, interest payable of $154,141 and others of $1,689. For the three months ended March 31, 2025, net cash used in operating activities resulted from net loss of $4,533,644 stocks, options and warrants issued for various services of $1,482,440, notes payable amortization and conversion of $1,804,290, depreciation and amortization of $15,308, accounts payable of $212,307, interest payable of $67,904 and others of $16,310.

Net cash provided by (used in) investing activities was $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Net cash provided by financing activities was $570,000 and $1,418,156 for the three months ended March 31, 2026 and 2025, respectively, and resulted from the sale of Class A Common Stock, the Regulation A offering, the sale of convertible notes, and the sale of units, consisting of unsecured promissory notes and five-year warrants.

Contractual Obligations

During the three months ended March 31, 2026 and 2025, we had contractual obligations associated with management consultants in which we paid out $212,500 and $190,000, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

Principles of Consolidation

The Company’s consolidated financial statements and related notes include all the accounts of the Company and its wholly owned subsidiaries. They have been prepared in accordance with U.S. GAAP. All intercompany transactions have been eliminated in consolidation.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their grant date fair values. That expense is recognized over the period when an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or the straight-line attribution method. Under 718-10-30-20D the determination of whether a valuation method is reasonable, or whether an application of a valuation method is reasonable, shall be made based on the facts and circumstances as of the measurement date.

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

Revenue Recognition

The Company had revenue of $0 and $26,200 for the three months ended March 31, 2026 and 2025, respectively.

Recently Issued Accounting Pronouncements

Management does not believe any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition, and results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, we have conducted closings of an ongoing private placement of units, with each unit consisting of an unsecured 18% promissory note and a five-year warrant to purchase shares of Class A Common Stock, and entered into certain subscription agreements with a number of accredited investors as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. Pursuant to the agreements, we sold 16.8 units at a price of $25,000 per unit for gross proceeds of $420,000 and issued 840,000 warrants with an exercise price of $0.50 per share.

On March 31, 2026, we issued 5,000 shares of Series X Convertible Preferred Stock to Karl Kit, the Company’s Chief Executive Officer, President and member of the Board, for gross proceeds of $19,250, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws.

Use of Proceeds

On April 9, 2026, we filed a registration statement on Form S-1 (File No. 333-294940) with the Securities and Exchange Commission, which was declared effective on April 20, 2026, relating to the offer and resale from time to time, by the selling stockholders identified therein, of up to 11,862,543 shares of Class A Common Stock. These sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. We will not receive any proceeds from the sale of Class A Common Stock by the selling stockholders.

The selling stockholders will pay any underwriting discounts and commissions and expenses incurred by them for brokerage, accounting, tax or legal services or any other expenses incurred by them in disposing of the shares. We bear all other costs, fees and expenses incurred in effecting the registration of the shares covered by the registration statement, including, without limitation, all registration and filing fees and fees and expenses of our counsel and our accountants, as set forth in the following table.

Amount
SEC registration fee	$3,980.87
Accounting fees and expenses	25,000.00
Legal fees and expenses	100,000.00
Transfer agent fees and expenses	10,000.00
Printing and miscellaneous fees	11,019.13
Total	$150,000.00

All amounts, other than the SEC registration fee, are estimates. None of the payments were direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2026, but was not reported.

During the three months ended March 31, 2026, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-A filed on May 24, 2024)
3.2	Amendment to Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.2 to Form 1-A filed on May 24, 2024)
3.3	Certificate of Amendment to Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on August 1, 2025)
3.4	Bylaws of Reticulate Micro, Inc. (incorporated by reference to Exhibit 3.3 to Form S-1 filed on October 23, 2023)
3.5	Amendment No. 1 to Bylaws of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.4 to Form 1-A filed on May 24, 2024)
3.6	Amendment No. 2 to Bylaws of RMX Industries, Inc. (incorporated by reference to Exhibit 2.2 to Form 1-U filed on April 2, 2026)
3.7	Certificate of Designation of Series X Convertible Preferred Stock of RMX Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on October 17, 2025)
3.8	Certificate of Amendment to Designation of Series X Convertible Preferred Stock of RMX Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on April 2, 2026)
4.1	Form of Private Placement Investor’s Warrant for January 2026 Private Placement (incorporated by reference to Exhibit 3.9 to Form 1-K filed on February 10, 2026)
10.1	Form of Private Placement Subscription Agreement for January 2026 Private Placement (incorporated by reference to Exhibit 6.62 to Form 1-K filed on February 10, 2026)
10.2	Form of Private Placement 18% Promissory Note for January 2026 Private Placement (incorporated by reference to Exhibit 6.63 to Form 1-K filed on February 10, 2026)
10.3	Form of Stock Purchase Agreement for Series X Preferred Stock (incorporated by reference to Exhibit 10.71 to Form S-1 filed on April 9, 2026)
10.4	Intellectual Property Purchase Agreement, dated as of May 8, 2026, by and between RMX Industries, Inc. and Apollo Group Enterprises, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 14, 2026)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RMX Industries, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMX Industries, Inc.
(Registrant)

Dated: May 15, 2026	/s/ Karl Kit
Karl Kit
Chief Executive Officer, President, and Director
(Principal Executive Officer)

/s/ Amit Shrestha
Amit Shrestha
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)