Form 10-Q
period 2026-06-30
RMX INDUSTRIES, INC.
filed 2026-08-13
CIK 1970743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2026, there were a total of 10,015,190 shares of the registrant’s Class A Common Stock, $0.001 par value per share, outstanding, and 333,334 shares of the registrant’s Class B Common Stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RMX Industries, Inc.

Unaudited Condensed Consolidated Financial Statements

RMX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$248,333	$109,752
Restricted cash	1,913,320	1,913,320
Cash, cash equivalents and restricted cash	2,161,653	2,023,072
Accounts receivable	28,064	-
Prepaid expenses	1,950	1,101
Total current assets	2,191,667	2,024,173
Property and equipment, net	15,067	25,998
Goodwill and intangibles	33,588,997	30,048,702
ROU asset, net of amortization	78,552	93,976
Total assets	$35,874,283	$32,192,849

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,044,126	$1,005,611
Accounts payable and accrued expenses, related party	168,064	185,443
Deferred revenue	9,128	-
ROU, current liability	29,773	28,745
Derivative liability	638,382	1,974,046
Notes payable and interest (net of discount)	3,258,213	2,595,606
Total current liabilities	5,147,686	5,789,451
ROU, long term liability	40,579	55,855
Deferred revenue	17,496	-
Total long term liabilities	58,075	55,855
Total liabilities	5,205,761	5,845,306
Stockholders’ equity:
Common stock Class A, $0.001 par value, 65,466,666 shares authorized; 10,015,190 and 7,380,426 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10,015	7,379
Common stock Class B, $0.001 par value, 1,200,000 shares authorized; 333,334 and 666,668 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	333	667
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 6,000 and 1,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	1
Additional paid-in capital	88,574,440	67,177,723
Accumulated deficit	(57,916,272)	(40,838,227)
Total stockholders’ equity	30,668,522	26,347,543
Total liabilities and stockholders’ equity	$35,874,283	$32,192,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,440	$12,592	$1,440	$38,792
Cost of sales	-	221	-	15,371
Gross profit	1,440	12,371	1,440	23,421
Operating expenses:
General and administrative	186,767	113,198	245,675	207,628
Payroll, compensation and benefits	840,252	1,003,689	1,262,109	1,983,251
Professional services	1,474,296	2,013,906	1,918,842	3,234,499
Marketing and advertising	31,444	37,364	93,467	337,794
Research and development expense	134,527	80,030	174,127	158,319
Total operating expenses	2,667,286	3,248,188	3,694,220	5,921,491
Loss from operations	(2,665,846)	(3,235,817)	(3,692,780)	(5,898,070)
Other income (expense):
Interest income	1,011	498	1,193	1,300
Interest expense	(185,253)	(83,825)	(339,394)	(151,729)
Change in fair value of derivative liability	1,335,664	-	1,335,664	-
Debt discount amortization and derivative loss	(2,010,275)	188,552	(3,962,245)	(1,615,738)
Loss on warrants conversion	(7,524,553)	-	(10,420,483)	-
Total other income (expense)	(8,383,406)	105,224	(13,385,265)	(1,766,167)
Net loss	$(11,049,252)	$(3,130,592)	$(17,078,045)	$(7,664,237)

Loss per share – basic and diluted	$(1.25)	$(0.46)	$(2.02)	$(1.40)
Weighted average number of shares outstanding – basic and diluted	8,805,678	6,750,839	8,460,544	5,482,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock Class A		Common Stock Class B		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, March 31, 2025	3,640,284	$3,640	666,668	$667	-	$-	$20,557,775	$(21,088,287.2)	$(526,205)
Net loss	-	-	-	-	-	-	-	(3,130,592.3)	(3,130,592)
Warrants issued for services	-	-	-	-	-	-	1,026,513	-	1,026,513
Options issued for services	-	-	-	-	-	-	633,212	-	633,212
Acquisition of business and assets	2,851,798	2,852	-	-	-	-	29,941,024	-	29,943,876
Common stock issued for services	100,900	101	-	-	-	-	323,915	(45)	323,970
Balance, June 30, 2025	6,592,982	$6,593	666,668	$667	-	$-	$52,482,438	$(24,218,924)	$28,270,774

Balance, December 31, 2024	3,493,144	$3,493	666,668	$667	-	$-	$16,241,924	$(16,554,687)	$(308,603)
Net loss	-	-	-	-	-	-	-	(7,664,237)	(7,664,237)
Warrants issued for services	-	-	-	-	-	-	1,935,364	-	1,935,364
Warrants issued for notes payable	-	-	-	-	-	-	1,900,000	-	1,900,000
Common stock issued for cash	13,283	13	-	-	-	-	127,919	-	127,932
Options issued for services	-	-	-	-	-	-	1,207,169	-	1,207,169
Acquisition of business and assets	2,851,798	2,852	-	-	-	-	29,941,024	-	29,943,876
Conversion of notes payable	201,425	201	-	-	-	-	604,072	-	604,273
Common stock issued for services	33,333	33	-	-	-	-	524,967	-	525,000
Balance, June 30, 2025	6,592,982	$6,593	666,668	$667	-	$-	$52,482,438	$(24,218,924)	$28,270,774

Balance, March 31, 2026	7,568,963	$7,569	666,668	$667	6,000	$6	$69,870,046	$(46,867,022)	$23,011,266
Net loss	-	-	-	-	-	-	-	(11,049,250)	(11,049,250)
Warrants issued for services	-	-	-	-	-	-	899,564	-	899,564
Warrants issued for notes payable	-	-	-	-	-	-	1,410,000	-	1,410,000
Options issued for services	-	-	-	-	-	-	649,416	-	649,416
Conversion of common stock	333,334	333	(333,334)	(333)	-	-	-	-	-
Acquisition of business and assets	500,000	500	-	-	-	-	3,651,850	-	3,652,350
Conversion of notes payable	1,612,894	1,613	-	-	-	-	12,093,563	-	12,095,176
Balance, June 30, 2026	10,015,190	$10,015	333,334	$333	6,000	$6	$88,574,440	$(57,916,272)	$30,668,522

Balance, December 31, 2025	7,380,426	$7,380	666,668	$667	1,000	$1	$67,177,723	$(40,838,227)	$26,347,543
Net loss	-	-	-	-	-	-	-	(17,078,045)	(17,078,045)
Warrants issued for services	-	-	-	-	-	-	906,813	-	906,813
Warrants issued for notes payable	-	-	-	-	-	-	1,980,000	-	1,980,000
Warrants issued for services	-	-	-	-	-	-	765,792	-	765,792
Conversion of common stock	333,334	333	(333,334)	(333)	-	-	-	-	-
Common stock issued for services	4,167	4	-	-	5,000	5	62,991	-	63,001
Acquisition of business and assets	500,000	500	-	-	-	-	3,651,850	-	3,652,350
Conversion of notes payable	1,797,264	1,797	-	-	-	-	14,029,271	-	14,031,068
Balance, June 30, 2026	10,015,190	$10,015	333,334	$333	6,000	$6	$88,574,440	$(57,916,272)	$30,668,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities of continuing operations:
Net loss	$(17,078,045)	$(7,664,237)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	63,000	525,000
Options issued for services	765,792	1,207,169
Warrants issued for private placements fees	906,813	1,935,364
Depreciation and amortization	122,945	30,725
Loss on conversion of notes payable	10,420,483	-
Notes payable discount amortization	3,962,244	1,615,738
Derivative liability gain and loss	(1,335,664)	-
Changes in operating assets and liabilities:
Accounts receivable	(28,064)	-
Deferred revenue	26,624	-
Prepaid expenses	(849)	15,211
ROU asset, net	15,424	-
Accounts payable and accrued expenses	21,180	(95,595)
ROU liabilities	(14,249)	-
Interest payable	339,394	151,729
Net cash used in operating activities	(1,812,972)	(2,278,896)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	1,980,000	1,900,000
Payment of notes payable	(28,447)	-
Proceeds from the sale of common stock	-	127,932
Net cash provided by financing activities	1,951,553	2,027,932

Net change in cash and cash equivalents	138,581	(250,964)
Cash, cash equivalents and restricted cash at beginning of period	2,023,072	396,870
Cash, cash equivalents and restricted cash at end of period	$2,161,653	$145,906
Supplemental disclosure of cash flow information:
Acquisition of business and assets	$3,652,350	$29,943,876
Conversion of notes payable into common stock	$3,610,585	$604,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF OPERATIONS

RMX Industries, Inc. (formerly Reticulate Micro, Inc.) was incorporated on June 23, 2022, in Nevada and changed its name to RMX Industries, Inc. (“RMX” or the “Company”) on August 1, 2025. The Company maintains offices in Dallas and Leander, Texas.

RMX is a technology company focused on building intelligence architecture for real-world physical environments where operational data is created, decisions need to be made, and reliance on centralized cloud processing alone is not sufficient. The Company refers to this focus as physical-edge intelligence.

The Company’s foundational technology originated in high-efficiency video compression and transport, developed under the Video Adaptive Systems Technology (VAST™) platform. VAST was originally built to move high-quality video across constrained, low-bandwidth networks — an environment that required extreme efficiency, resilience, and edge-side operation. Building on that provenance, the Company has evolved from a video compression company into a physical-edge intelligence company, delivered through its proprietary platform, QuantrusX™. QuantrusX incorporates VAST as an underlying video and data-transport capability rather than as a separately marketed product line, alongside proprietary internal intelligence capabilities that support model refinement and lower-latency reasoning at the edge. In June 2026, the Company commenced its inaugural QuantrusX deployment at a training and operations facility in Texas, generating the Company’s first commercial platform revenue.

In 2024, the Company achieved quotation on the OTCQB® Venture Market of OTC Markets Group, Inc. under the symbol “RMXI,” with trading beginning in January 2025. The Company is preparing for a planned senior exchange uplisting.

Reverse Stock Split

On July 22, 2026, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change, pursuant to Nevada Revised Statutes 78.209, to effect a one-for-three (1-for-3) reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding shares of class A common stock, $0.001 par value per share (the “Class A Common Stock”), and class B common stock, $0.001 par value per share (the “Class B Common Stock”). The Reverse Split was effective as of 5:00 p.m. Eastern Time on July 24, 2026. Pursuant to the Nevada Revised Statutes 78.207, a company’s board of directors has the authority to effect a reverse stock split without stockholder approval if the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced.

Prior to the Reverse Split, the Company was authorized to issue 200,000,000 shares of common stock, consisting of 196,400,000 shares of Class A Common Stock and 3,600,000 shares of Class B Common Stock. As a result of the Reverse Split, each three (3) pre-split shares of Class A Common Stock or Class B Common Stock outstanding were automatically combined into one (1) new share of Class A Common Stock or Class B Common Stock, respectively, without any action on the part of the holders, and the Company is now authorized to issue 66,666,666 shares of common stock, consisting of 65,466,666 shares of Class A Common Stock and 1,200,000 shares of Class B Common Stock. The number of shares of preferred stock that the Company is authorized to issue was not impacted. As a result of the Reverse Split, the number of outstanding shares of Class A Common Stock was reduced from 30,045,216 to approximately 10,015,190 and the number of outstanding shares of Class B Common Stock was reduced from 1,000,000 to approximately 333,334.

All share and per share information in these unaudited condensed consolidated financial statements (“financial statements”) retroactively reflect this reverse stock split.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since inception, the Company has incurred losses, resulting in an accumulated deficit of $57,916,272 as of June 30, 2026, with further losses expected as it continues to develop its business. For the six months ended June 30, 2026, the Company used $1,812,972 in cash for operating activities. As of June 30, 2026, the Company had $2,161,653 in cash and cash equivalents, including $1,913,320 of restricted cash. The Company estimates that it will require approximately $4.0 million to fund operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued.

Management’s Plans

The Company has applied for an uplisting of its Class A Common Stock on NYSE American. Upon approval of such uplisting, a total of approximately $5.0 million will become available to the Company, consisting of (i) the release of the $1.9 million of restricted cash currently reflected on the Company’s balance sheet, and (ii) an approximate $3.0 million deposit to be made by an institutional investor (the “Investor”) pursuant to the executed securities purchase agreement between the Company and the Investor. Of the approximately $5.0 million, approximately $3.0 million will be immediately unrestricted and available for general corporate purposes, with the remainder becoming available upon satisfaction of the conditions set forth in the Investor agreements. In addition, the Company maintains a contingent financing facility with the Investor providing for up to $45.0 million of additional financing (the “Credit Facility”), pursuant to the securities purchase agreement and subject to the terms and conditions thereof, which management believes would be available to fund any shortfall in the Company’s working capital requirements.

In June 2026, the Company commenced commercial deployment of its QuantrusX edge intelligence platform. The Company’s commercial model provides for fixed-fee, prepaid multi-year subscription arrangements, under which contract consideration is collected at or near contract inception and recognized as revenue ratably over the subscription term. Accordingly, executed customer agreements generate cash proceeds in advance of revenue recognition. The Company executed its initial multi-year prepaid QuantrusX subscription agreement in June 2026 and maintains an active pipeline of prospective customers, which management expects to contribute to liquidity over the next twelve months.

The amounts becoming available upon uplisting are conditioned upon approval of the Company’s NYSE American listing application, which is not within the Company’s control, and availability under the Credit Facility is subject to conditions that may not be satisfied. There can be no assurance that the Company’s listing application will be approved, that amounts under the Credit Facility will be available when needed or on acceptable terms, or as to the timing or volume of future customer agreements. Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying financial statements of the Company are expressed in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and 2025. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, accounts payable, and accrued liabilities. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

Research and Development

Research and development costs are expensed as incurred. For the three months ended June 30, 2026 and 2025, research and development expense was $134,527 and $80,030, respectively. For the six months ended June 30, 2026 and 2025, research and development expense was $174,127 and $158,319, respectively.

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

Under 718-10-30-20D the determination of whether a valuation method is reasonable, or whether an application of a valuation method is reasonable, shall be made based on the facts and circumstances as of the measurement date. Factors to be considered under a reasonable valuation method include, as applicable:

a.	The value of tangible and intangible assets of the nonpublic entity

b.	The present value of anticipated future cash flows of the nonpublic entity

c.	The market value of stock or equity interests in similar corporations and other entities engaged in trades or businesses substantially similar to those engaged in by the nonpublic entity for which the stock is to be valued, the value of which can be readily determined through nondiscretionary, objective means (such as through trading prices on an established securities market or an amount paid in an arm’s-length private transaction)

Share-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Issuance of options for services	649,416	633,212	765,792	1,207,169
Issuance of shares for services	-	525,000	63,000	525,000
Issuance of warrants for services	899,564	1,026,513	906,813	1,935,364

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

Revenue Recognition

The Company has adopted revenue recognition policies for its principal revenue types, including subscription and license fees, usage-based fees, professional and other services, and hardware. Prior to fiscal year 2026, the Company's revenue was derived from software license, hardware, and professional services activity. Beginning in the second quarter of 2026, the Company introduced QuantrusX, an edge intelligence platform, and revenue has since primarily consisted of QuantrusX subscription fees; other revenue streams described below have not been material during the periods presented.

QuantrusX — Edge Intelligence Platform. During the second quarter of 2026, the Company introduced QuantrusX, an edge intelligence platform designed to bring computation, data interpretation, and decision support closer to the physical edge, where data is created and decisions must be made in real time. QuantrusX incorporates proprietary internal intelligence capabilities that support model refinement, governed learning from field inputs, and lower-latency reasoning within the platform environment. These internal capabilities are not sold as standalone customer products. In June 2026, the Company moved QuantrusX into its first commercial deployment, representing the Company’s initial transition of the platform from development to a revenue-generating, in-field deployment.

Inferencing and Usage-Based Fees. As part of its QuantrusX commercial model, the Company earns usage-based fees tied to the volume of inferences processed and computational usage of the platform as it interprets field data and generates decision support in real time. These fees are billed based on customer consumption during the period and revenue is recognized under the Company’s variable consideration policy as the underlying usage occurs, consistent with ASC 606’s guidance on usage-based royalties and consumption-based pricing. Because inferencing volume can fluctuate with deployment activity and field conditions, revenue from this stream may vary period to period as QuantrusX scales across additional sites and customers.

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

Revenue is attributed to the region of the contracting entity, which may differ from the customer’s location. All revenue attributed to the Americas was generated in the United States. Revenue was $1,440 and $12,592 for the three months ended June 30, 2026 and 2025, respectively, and $1,440 and $38,792 for the six months ended June 30, 2026 and 2025, respectively.

Deferred Revenue

Deferred revenue represents amounts invoiced or received from customers in advance of the Company satisfying its related performance obligations under ASC 606, Revenue from Contracts with Customers. Deferred revenue is recognized as revenue as the Company transfers control of the promised products or services to the customer. The current portion of deferred revenue represents amounts expected to be recognized as revenue within twelve months of the balance sheet date; the long-term portion represents amounts expected to be recognized beyond twelve months, based on the performance and delivery terms of the underlying contracts. Short-term deferred revenue totaled $9,128 and $0 respectively as of June 30, 2026 and 2025. Long-term deferred revenue totaled $17,496 and $0 as of June 30, 2026 and 2025 respectively.

4.	PREPAID EXPENSES

As of June 30, 2026 and 2025, the prepaid balance was $1,950 and $1,101 respectively. Expenses were primarily due to timing of operational cost recognition.

5.	PROPERTY AND EQUIPMENT

	As of	As of
	June 30,	December 31,
	2026	2025
Computers, equipment and software	$65,339	$65,339
Leasehold improvements	-	-
Property and equipment gross	65,339	65,339
Less accumulated depreciation and amortization	(50,272)	(39,341)
Property and equipment, net	$15,067	$25,998

Depreciation and amortization expense totaled $107,626 and $15,407 for the three months ended June 30, 2026 and 2025, respectively, and $122,945 and $30,725 for the six months ended June 30, 2026 and 2025, respectively.

6.	INTANGIBLE ASSET – PROPERTY LICENSE

	As of	As of
	June 30,	December 31,
	2026	2025
Intangibles (net of amortization)	$3,645,121	$104,826

On March 14, 2023, the Company entered into an intellectual property purchase agreement with Basestones Capital Ltd., for the purchase of US Patent No. 9,451,291 (Fast DWT-Based Intermediate Codec Optimized For Massively Parallel Architecture), issued on September 20, 2016, and the developed source code related to the patent. The Company made a one-time payment of $200,000 for the patent. The Company recorded $205,100 as an intangible asset. Starting in July 2023, the Company began amortizing the $200,000 intangible assets. As of June 30, 2026, the Company recorded $120,110 of accumulated depreciation.

On May 8, 2026, the Company entered into an intellectual property purchase agreement with Apollo Group Enterprises, LLC, pursuant to which the Company acquired two software platforms 1) ODIN, AI video intelligence/surveillance system and 2) VSDD/Semaphore-X, AI meeting agent and infrastructure — plus related trade secrets, know-how, and data assets, paying 500,000 shares of Class A Common Stock valued at $3,652,350 ($7.30 per share). The acquired assets do not meet the definition of a business because no organized workforce or other substantive process was acquired. Accordingly, the transaction is accounted for as an asset acquisition. The full transaction cost is capitalized to the single software intangible asset at cost, with no goodwill recognized. As of June 30, 2026, the Company recorded $88,057 accumulated amortization.

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company compares the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flow be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Impairment loss on long-lived assets for six months ended June 30, 2026, and 2025 was $0.

7.	BUSINESS COMBINATION AND GOODWILL

On April 15, 2025, the Company completed the acquisition of RMX Industries Inc. (“TX Sub”) and issued 2,851,798 shares of Class A Common Stock in exchange for 100% of the outstanding equity of TX Sub. The acquisition supports the Company’s strategy to commercialize and expand long-term revenue opportunities. The transaction was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the accounting acquirer, as it issued the equity consideration, retained governance control, and its management team continued post-acquisition. The total purchase consideration was measured at fair value on the acquisition date and consisted solely of equity consideration valued at $29.9 million. As a result of the acquisition, the Company recorded goodwill of $29.9 million, representing the excess of the purchase consideration over the fair value of net identifiable assets acquired. The goodwill reflects expected future economic benefits from commercialization of the Company’s technology and anticipated synergies and market opportunities.

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

Trade payables are initially recorded at the transaction price and measured at the undiscounted expected payment amount. Accrued expenses reflect the estimated amount needed to settle obligations. Accounts payable totaled $1,044,126 as of June 30, 2026, and $1,005,611 as of December 31, 2025.

As of June 30, 2026, the Company owed $600,000 to Boustead Securities, LLC in connection with the termination of its prior engagement agreement. In addition, the Company owed approximately $370,000 to Bevilacqua PLLC for regulatory and corporate legal services, with the remainder owed to various vendors.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 65,466,666 shares of Class A Common Stock at a par value of $0.001 and had 10,015,190 and 7,380,426 shares of Class A Common Stock issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.

The Company is authorized to issue 1,200,000 shares of Class B Common Stock at a par value of $0.001 and voting rights of 100 votes per share. The Company had 333,334 shares of Class B Common Stock issued and outstanding June 30, 2026, and 666,668 as of December 31, 2025.

Common Stock Issued for Services

The Company issued 4,167 shares of Class A Common Stock, at a price of $10.50 per share, for services provided to the Company during the six months ended June 30, 2026.

Common Stock Issued for Cancellation and Exchange of Notes Payable and Related Interest Through Exercise of Warrants

During the six months ended June 30, 2026, the Company issued 1,797,164 shares of Class A Common Stock upon the exercise of warrants in connection with the cancellation and exchange of notes and accrued interest at a weighted average price of $2.01.

Common Stock Issued for Purchase of Intellectual Property

The Company acquired intellectual property by paying 500,000 shares of Class A Common Stock valued at $3,652,350 or $7.30 per share.

Conversion of Class B Common Stock to Class A Common Stock

During the six months ended June 30, 2026, 333,334 shares of Class B Common Stock were converted into shares of Class A Common Stock.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company filed a Certificate of Designation with the Secretary of State of the State of Nevada on October 13, 2025, designating 1,000 shares of the Company’s preferred stock as “Series X Convertible Preferred Stock” (the “Series X Preferred Stock”) and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Series X Preferred Stock. Each share of Series X Preferred Stock has an initial stated value of $3.85 per share. On March 31, 2026, the Company filed a Certificate of Amendment to Designation with the Secretary of State of the State of Nevada increasing the designated shares of Series X Preferred Stock to 6,000. Additionally, on March 31, 2026, the Company issued 5,000 shares of Series X Preferred Stock to Karl Kit, who serves as the Company’s Chief Executive Officer, President, and member of the board of directors. Each share of Series X Preferred Stock is convertible into one (1) share of Class A Common Stock and entitles the holder to 15,000 votes per share. The Company had 6,000 and 1,000 shares of Series X Preferred Stock issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.

Options

During the six months ended June 30, 2026, the Company issued 333,334 stock options with weighted average strike price of $7.48.

Of the 1,662,577 options outstanding as of June 30, 2026, 333,334 options will only vest upon listing on any national securities exchange. This performance condition is not considered probable until it occurs. As such, the expense for these awards would only be recognized upon listing on any national securities exchange. The total Black-Scholes valuation for the outstanding options as of June 30, 2026, is $2,244,350.

The Company recognizes compensation cost on a straight-line basis over the total requisite service period of the entire award and accounts for forfeitures as they occur. Total expenses of $649,416 and $765,792 were recognized during the three months and six months ended June 30, 2026, respectively.

The following table reflects a summary of Class A Common Stock options outstanding and option activity during the six months ended June 30, 2026:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Terms (Years)
Options outstanding at December 31, 2025	1,768,345	$5.61	8.4
Granted	333,334	7.48	-
Exercised	-	-	-
Forfeited	(321,878)	-	-
Cancelled	(117,224)	-	-
Options outstanding at June 30, 2026	1,662,577	$7.46	8.4
Options exercisable at June 30, 2026	839,970	6.84	7.9

The intrinsic value of options outstanding as of June 30, 2026, was $1,411,285.

Warrants

During the six months ended June 30, 2026, the Company issued a total of 1,474,932 warrants at a weighted average exercise price of $1.70 with a range between $1.50 and $5.40 per share, which vested immediately.

The Company conducted private placements of units, with each unit consisting of an unsecured promissory note with an interest rate of 18% and a five-year warrant to purchase shares of Class A Common Stock, with a number of investors. The Company raised $1,980,000 and issued 1,320,024 warrants with a $1.50 weighted average exercise price. The Company issued 74,074 warrants to Boustead Securities, LLC in connection with the termination of its prior engagement agreement. The remaining 80,834 warrants were issued to advisors and partners.

On the dates of the grants, the Company valued warrants granted at $1,088,498 using the Black-Scholes option pricing model with the following assumptions: stock price between $7.77 and $10.50 per share, an expected life of the warrants of 5 years, expected volatility of 72%, an average risk-free rate of 3.8%, and no dividend yield. The warrants were expensed at the time of issuance and an expense of $906,813 was recognized.

The following table reflects a summary of warrants outstanding and activity during the six months ended June 30, 2026:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Terms (Years)
Warrants outstanding at December 31, 2025	1,433,409	$3.44	3.87
Granted	1,474,932	1.70	5.00
Exercised	(1,609,195)	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Warrants outstanding at June 30, 2026	1,299,146	$4.44	3.87
Warrants exercisable at June 30, 2026	1,299,146	4.44	3.87

The intrinsic value of warrants outstanding as of June 30, 2026, was $3,307,536.

10.	OPERATING LEASE

The current lease contracts for offices in Texas have initial terms of one year. The Company leases certain vehicles under non-cancelable operating lease agreements. These leases have initial terms of three years. The Company does not have any finance leases.

As of June 30, 2026, the Company’s operating lease right of use assets and corresponding liabilities are as follows:

Right of use asset	$78,552
Lease liability - current	29,773
Lease liability - non current	40,579
Total operating lease liabilities	70,352
Weighted average remaining lease term	2.40
Weighted average discount rate	7.50%

Maturities of the Company’s lease liabilities are as follows:
2026	$14,791
2027	31,294
2028	24,266

11.	CONVERTIBLE NOTES, PROMISSORY NOTES PAYABLE AND DEBT EXTINGUISHMENT

The following table summarizes outstanding convertible notes and promissory notes payable as of June 30, 2026, and December 31, 2025.

	June 30,	December 31,
	2026	2025
Convertible Notes - Maturity Date
March 31, 2026 (15% per annum)	$-	$2,020,000
August 31, 2026 (15% per annum)	2,020,000	-
Promissory Notes - Maturity Date
January 31, 2026 (18% per annum)	-	550,000
June 30, 2026 (12% per annum)	-	500,000
April 30, 2026 (8% per annum)	-	125,000
June 30, 2026 (12% per annum)	-	1,117,500
August 31, 2026 (12% per annum)	75,000	-
August 31, 2026 (18% per annum)	625,000	-
December 31, 2026 (12% per annum)	225,000	-
Total Notes Payable	925,000	2,292,500
Total Convertible and Promissory Notes Payable	2,945,000	2,292,500
Unamortized debt discount	-	(1,982,244)
Net Debt	2,945,000	2,330,256
Current portion	(2,945,000)	(2,330,256)
Net long-term portion	-	-
Interest Payable	313,212	265,350

During six months ended June 30, 2026, the Company completed private placements, raising $1,980,000 with each unit consisting of an unsecured promissory note of 18% interest and five-year warrants for Class A Common Stock; 1,320,000 warrants were issued at a weighted average exercise price of $1.50.

Repayment of Debt

During the six months ended June 30, 2026, the Company repaid $25,000 of outstanding principal and $3,447 of accrued interest on its promissory notes, for total cash payments of $28,447. These repayments reduced the Company’s outstanding notes payable balance and were made in accordance with the terms of the applicable note agreements.

Debt Extinguishment and Common Stock Issued

During the six months ended June 30, 2026, the Company converted $3,322,500 in principal and $288,085 in interest into equity through warrant exercises, issuing 1,797,164 of Class A Common Stock shares at a $1.83 average price. The Company recorded a $10,420,483 conversion loss, reflecting the difference between market value and exercise price.

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

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable were determined to be derivative liabilities under ASC 815 due to the default on convertible notes payable disclosed above, which resulted in a variable conversion price on the outstanding convertible note payable. The fair value of the derivative liabilities was $1,974,046 as of December 31, 2025, estimated using the Black-Scholes option pricing model with the following assumptions: stock price of $3.50 per share, an expected life of 9 months, expected volatility of 73%, an average risk-free rate of 3.5% and no dividend yield. During the six months ended June 30, 2026, the Company recorded a gain on change in fair value of derivative liability of $1,335,664, remeasuring the derivative liability to $638,382 as of June 30, 2026, using the Black-Scholes option pricing model with the following assumptions: stock price of $2.29 per share, an expected life of 2 months, expected volatility of 71.93%, an average risk-free rate of 3.71% and no dividend yield.

12.	SUBSEQUENT EVENTS

On July 22, 2026, the Company conducted a closing of a private placement of units, with each unit consisting of an unsecured 18% promissory note and a five-year warrant to purchase shares of Class A Common Stock, and entered into a subscription agreement with an accredited investor as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. Pursuant to the agreement, we sold 1 unit at a price of $25,000 per unit for gross proceeds of $25,000 and issued 16,667 warrants with an exercise price of $1.50 per share.

On July 24, 2026, the Company executed a one-for-three (1-for-3) reverse stock split affecting both the authorized and issued and outstanding amounts of its Class A Common Stock and Class B Common Stock. These financial statements reflect the impact of this reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with the unaudited condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2025, included in our Annual Report on Form 1-K filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2026. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.

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

Reverse Stock Split

Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-three (1-for-3) reverse stock split of each of the Company’s authorized and issued and outstanding Class A Common Stock and the Company’s authorized and issued and outstanding Class B Common Stock, which became effective as of 5:00 p.m. Eastern Time on July 24, 2026 (the “Reverse Stock Split”).

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “VAST™”, “QuantrusX™”, and associated marks. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts are forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to successfully complete an uplisting to the NYSE American exchange;

●	our ability to introduce new products and services;

●	our ability to obtain additional funding to develop additional products and services;

●	compliance with obligations under intellectual property licenses with third parties;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	the accuracy and completeness of the data underlying our or third-party sources’ industry and market analyses and projections;

●	our expectations regarding demand for, and market acceptance of, our products and services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

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

Overview

RMX operates a proprietary on-site intelligence platform for customers running physical operations who need to understand what is happening at their location as it happens. Our proprietary platform, QuantrusX™, is designed to ingest video, sensor, and access data generated at the customer’s site and turn it into a continuous, operator-usable picture of that site, delivered as a subscription service supported by Company-owned distributed data center hardware installed at each customer location. Because our platform runs on-site rather than in a remote cloud, we believe it addresses constraints that off-site systems handle poorly: bandwidth limits on transporting video and sensor data at scale, latency requirements for time-sensitive detections, and privacy and continuity expectations for information that customers prefer to keep on their own premises. We refer to the category of intelligence produced by our platform as Real-World Intelligence™, and we believe it addresses a significant and underserved need across sectors that operate physical sites at meaningful scale.

Our foundational technology originated in high-efficiency video compression and transport, developed under the Video Adaptive Systems Technology (VAST™) platform. VAST was originally built to move high-quality video across constrained, low-bandwidth networks — an environment that required extreme efficiency, resilience, and edge-side operation. Through extended field validation across a range of operational environments and network conditions from 2023 through 2025, VAST demonstrated the ability to deliver HD video at bandwidths as low as 200 Kbps, SD video at rates as low as 10 Kbps, direct point-to-point streaming across IP networks, and operation on low size, weight, power, and cost (SWaP-C) hardware. We believe that work established the Company’s technical provenance in edge-oriented data handling and low-latency, resource-constrained operation.

Building on that provenance, we have evolved from a video compression company into a Real-World Intelligence company. In May 2026, we acquired from Apollo Group Enterprises, LLC certain intellectual property assets relating to two software platforms (1) ODIN, AI video intelligence/surveillance system and (2) VSDD/Semaphore-X, AI meeting agent and infrastructure, which accelerated the development of QuantrusX and shifted our business focus from defense environments to enterprise and commercial environments. The demands that exist at the tactical edge — bandwidth scarcity, unreliable connectivity, the need for local decisioning, and the requirement to move only meaningful information back to central systems — we believe are now appearing at scale across enterprise and commercial environments as artificial intelligence (AI), computer vision, and sensor networks proliferate. Our current focus is on translating that capability into a broadly deployable enterprise and commercial platform, delivered through QuantrusX.

QuantrusX is RMX’s Real-World Intelligence platform designed to bring intelligence to the customer’s site — the campuses, facilities, and operational environments where the data is created — and to deliver that intelligence continuously. QuantrusX incorporates VAST as an underlying video and data-transport capability rather than as a separately marketed product line, alongside proprietary internal intelligence assets that support model refinement and low-latency reasoning at the site.

As we scale QuantrusX deployments across our customer base, they are designed to collectively form a Company-operated distributed data center — a network of computing hardware physically located at each customer’s site rather than in a remote cloud facility. We refer to the architectural layer that binds these deployments together as the “Intelligence Fabric”. Each QuantrusX deployment is expected to produce a strand of Real-World Intelligence at the customer’s location; the Intelligence Fabric is meant to weave those strands together at aggregate scale. We believe the Intelligence Fabric is more valuable than the sum of the individual strands, because it is designed to strengthen through use across the entire deployed base.

In June 2026, the Company completed its inaugural QuantrusX deployment at a training and operations facility in Texas, generating the Company’s first commercial platform revenue. We intend to build from that reference deployment into additional enterprise and commercial Real-World Intelligence environments.

In 2024, the Company achieved quotation on the OTCQB® Venture Market of OTC Markets Group, Inc. under the symbol “RMXI,” with trading beginning in January 2025. The Company is preparing for a planned senior exchange uplisting.

Our Historical Performance

As of June 30, 2026, the Company had an accumulated deficit of $57,916,272 and cash of $2,161,653 (including $1,913,320 of restricted cash). During the three months ended June 30, 2026 and 2025, we had a net loss of $11,049,252 and $3,130,592, respectively. The Company has applied for an uplisting of its Class A Common Stock on NYSE American, upon approval of which certain restricted cash and additional committed capital would become available to fund operations. In addition, the Company maintains a Credit Facility providing up to $45.0 million of additional financing, subject to the terms and conditions thereof. Management believes that these sources, together with expected cash proceeds from executed and prospective QuantrusX subscription agreements, will be sufficient to fund planned operations for at least the next twelve months. However, availability of the listing-related amounts and the Credit Facility is subject to conditions not entirely within the Company’s control, and substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. We will seek to fund our operations through public offerings, accessing the Credit Facility, private equity offerings, debt financings, and government or other third-party funding. However, the Company may not be able to raise adequate funds for capital expenditure, working capital and other cash requirements from capital markets on acceptable terms, or at all. Advances from an officer or stockholder may likewise be unavailable. The Company’s failure to raise capital as and when needed and generate significantly higher revenues than operating expenses to achieve profitability would impact its going concern status and would have a negative impact on its financial condition and its ability to pursue its business strategy and continue as a going concern. For further discussion, see “—Liquidity and Capital Resources”.

Recent Developments

On July 22, 2026, the Company conducted a closing of a private placement of units, with each unit consisting of an unsecured 18% promissory note and a five-year warrant to purchase shares of Class A Common Stock, and entered into a subscription agreement with an accredited investor as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. Pursuant to the agreement, we sold 1 unit at a price of $25,000 per unit for gross proceeds of $25,000 and issued 16,667 warrants with an exercise price of $1.50 per share.

On July 24, 2026, the Company executed the Reverse Stock Split. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the Reverse Stock Split.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended
	June 30,
	2026	2025
Revenue	$1,440	$12,592
Cost of sales	-	221
Gross profit	1,440	12,371
Operating expenses:
General and administrative	2,532,759	3,168,157
Research and development	134,527	80,030
Total operating expenses	2,667,286	3,248,188
Loss from operations	(2,665,846)	(3,235,817)
Other income (expense)	(8,383,406)	105,224
Net loss	$(11,049,252)	$(3,130,592)

Revenue

Our revenue was $1,440 and $12,592 for the three months ended June 30, 2026 and 2025, respectively, representing a decrease of 89%. For the three months ended June 30, 2026, revenue activity reflected the early commercialization of QuantrusX: the Company invoiced $28,064 to customers, recognized $1,440 as revenue during the period, and deferred the remaining $26,624 for future recognition ($9,128 current, $17,496 long-term) as the related performance obligations under the deployment are satisfied. For the three months ended June 30, 2025, revenue was derived from limited historical software and service activity under the Company’s prior positioning.

Operating Expenses

Our operating expenses were $2,667,286 and $3,248,188 for the three months ended June 30, 2026 and 2025, respectively, representing a decrease of 18%. The decrease was due to employee compensation including options, research and development expenses, marketing expenses and professional services provided to the Company.

Net Loss

Our net loss was $11,049,252 and $3,130,592 for the three months ended June 30, 2026 and 2025, respectively, representing an increase of 253%. The increase in net loss was mainly due to conversion of warrants, debt discount amortization, derivative expenses and loss from operations.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30,
	2026	2025
Revenue	$1,440	$38,792
Cost of sales	-	15,371
Gross profit	1,440	23,421
Operating expenses:
General and administrative	3,520,093	5,763,172
Research and development	174,127	158,319
Total operating expenses	3,694,220	5,921,491
Loss from operations	(3,692,780)	(5,898,070)
Other income (expense)	(13,385,265)	(1,766,167)
Net loss	$(17,078,045)	$(7,664,237)

Revenue

Our revenue was $1,440 and $38,792 for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of 96%. For the six months ended June 30, 2026, revenue activity reflected the early commercialization of QuantrusX: the Company invoiced $28,064 to customers, recognized $1,440 as revenue during the period, and deferred the remaining $26,624 for future recognition ($9,128 current, $17,496 long-term) as the related performance obligations under the deployment are satisfied. For the six months ended June 30, 2025, revenue was derived from limited historical software and service activity under the Company’s prior positioning.

Operating Expenses

Our operating expenses were $3,694,220 and $5,921,491 for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of 38%. The decrease was due to employee compensation including options, research and development expenses, marketing expenses and professional services provided to the Company.

Net Loss

Our net loss was $17,078,045 and $7,664,237 for the six months ended June 30, 2026 and 2025, respectively, representing an increase of 123%. The increase was mainly due to conversion of warrants, debt discount amortization, derivative expenses and loss from operations.

Liquidity and Capital Resources

As of June 30, 2026, the Company had an accumulated deficit of $57,916,272 and cash of $2,161,653 (including $1,913,320 of restricted cash). During the three months ended June 30, 2026 and 2025, we had a net loss of $11,049,252 and $3,130,592, respectively. To date, we have financed our operations primarily through revenue generated from sales of our securities.

Management has prepared estimates of operations and believes that sufficient funds will be generated from operations and equity financings to fund our operations and to service our debt obligations for at least the next twelve months. The Company has applied for an uplisting of its Class A Common Stock on NYSE American, upon approval of which certain restricted cash and additional committed capital would become available to fund operations. In addition, the Company maintains a Credit Facility providing up to $45.0 million of additional financing, subject to the terms and conditions thereof. Management believes that these sources, together with expected cash proceeds from executed and prospective QuantrusX subscription agreements, will be sufficient to fund planned operations for at least the next twelve months. However, availability of the listing-related amounts and the Credit Facility is subject to conditions not entirely within the Company’s control, and substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. In the future, we may require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

While we had cash of $2,161,653 (including $1,913,320 of restricted cash) as of June 30, 2026, we had revenue of $1,440 and $38,792, a net loss of $17,078,045 and $7,664,237, and net cash used in operating activities of $1,812,972 and $2,278,896 for the six months ended June 30, 2026 and 2025, respectively. We have incurred losses since our inception, resulting in an accumulated deficit of $57,916,272 as of June 30, 2026, and further losses are anticipated in the development of our business.

The Company estimates that it will require approximately $4.0 million to fund operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. Management has evaluated whether these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued, as discussed below.

Management’s Plans

The Company has applied for an uplisting of its Class A Common Stock on NYSE American. Upon approval of such uplisting, a total of approximately $5.0 million will become available to the Company, consisting of (i) the release of the $1.9 million of restricted cash currently reflected on the Company’s balance sheet, and (ii) an approximate $3.0 million deposit to be made by an institutional investor (the “Investor”) pursuant to the executed securities purchase agreement between the Company and the Investor. Of the approximately $5.0 million, approximately $3.0 million will be immediately unrestricted and available for general corporate purposes, with the remainder becoming available upon satisfaction of the conditions set forth in the Investor agreements. In addition, the Company maintains a contingent financing facility with the Investor providing for up to $45.0 million of additional financing (the “Credit Facility”), pursuant to the securities purchase agreement and subject to the terms and conditions thereof, which management believes would be available to fund any shortfall in the Company’s working capital requirements.

In June 2026, the Company commenced commercial deployment of its QuantrusX edge intelligence platform. The Company’s commercial model provides for fixed-fee, prepaid multi-year subscription arrangements, under which contract consideration is collected at or near contract inception and recognized as revenue ratably over the subscription term. Accordingly, executed customer agreements generate cash proceeds in advance of revenue recognition. The Company executed its initial multi-year prepaid QuantrusX subscription agreement in June 2026 and maintains an active pipeline of prospective customers, which management expects to contribute to liquidity over the next twelve months.

The amounts becoming available upon uplisting are conditioned upon approval of the Company’s NYSE American listing application, which is not within the Company’s control, and availability under the Credit Facility is subject to conditions that may not be satisfied. There can be no assurance that the Company’s listing application will be approved, that amounts under the Credit Facility will be available when needed or on acceptable terms, or as to the timing or volume of future customer agreements. Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There are uncertainties surrounding these issues, and the unaudited condensed consolidated financial statements do not reflect any changes regarding the recoverability or classification of asset values, nor do they address potential adjustments to the amounts or classification of liabilities that could arise if the Company cannot continue operating as a going concern.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the periods presented:

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(1,812,972)	$(2,278,896)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	1,951,553	2,027,932
Net change in cash and cash equivalents	138,581	(250,964)
Cash, cash equivalents and restricted cash at beginning of period	2,023,072	396,870
Cash, cash equivalents and restricted cash at end of period	$2,161,653	$145,906

Net cash used in operating activities was $1,812,972 and $2,278,896 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, net cash used in operating activities resulted from a net loss of $17,078,045, stocks, options and warrants issued for various services of $1,917,290, notes payable discount amortization and loss on conversion of notes payable of $13,468,479, depreciation and amortization of $122,945, an increase in accounts receivable of $28,064, an increase in deferred revenue of $26,624, an increase in prepaid expenses of $849, an increase in ROU asset, net of $66,694, an increase in accounts payable and accrued expenses of $21,180, an increase in ROU liabilities of $67,870, and an increase in interest payable of $339,394. For the six months ended June 30, 2025, net cash used in operating activities resulted from a net loss of $7,664,236, stocks, options and warrants issued for various services of $3,667,533, notes payable discount amortization of $1,615,738, depreciation and amortization of $30,725, a decrease in prepaid expenses of $15,210, a decrease in accounts payable and accrued expenses of $95,595, and an increase in interest payable of $151,729.

Net cash provided by (used in) investing activities was $0 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Net cash provided by financing activities was $1,951,553 and $2,027,932 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, financing activities consisted of $1,980,000 in proceeds from notes payable, partially offset by $28,447 of principal and interest repayments on notes payable. For the six months ended June 30, 2025, financing activities consisted of $1,900,000 in proceeds from notes payable and $127,932 in proceeds from the Company’s Regulation A offering.

Contractual Obligations

During the six months ended June 30, 2026 and 2025, we had contractual obligations associated with management consultants in which we paid out $625,000 and $580,000, respectively.

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

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements and related notes include all the accounts of the Company and its wholly owned subsidiaries. They have been prepared in accordance with U.S. GAAP. All intercompany transactions have been eliminated in consolidation.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the unaudited condensed consolidated financial statements based on their grant date fair values. That expense is recognized over the period when an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or the straight-line attribution method. Under 718-10-30-20D the determination of whether a valuation method is reasonable, or whether an application of a valuation method is reasonable, shall be made based on the facts and circumstances as of the measurement date.

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

Revenue Recognition

The Company has adopted revenue recognition policies for its principal revenue types, including subscription and license fees, usage-based fees, professional and other services, and hardware. Prior to fiscal year 2026, the Company's revenue was derived from software license, hardware, and professional services activity. Beginning in the second quarter of 2026, the Company introduced QuantrusX, an edge intelligence platform, and revenue has since primarily consisted of QuantrusX subscription fees; other revenue streams described below have not been material during the periods presented. See Note 2 to the unaudited condensed consolidated financial statements.

Deferred revenue represents amounts invoiced or received from customers in advance of the Company satisfying its related performance obligations under ASC 606, Revenue from Contracts with Customers. Deferred revenue is recognized as revenue as the Company transfers control of the promised products or services to the customer. The current portion of deferred revenue represents amounts expected to be recognized as revenue within twelve months of the balance sheet date; the long-term portion represents amounts expected to be recognized beyond twelve months, based on the performance and delivery terms of the underlying contracts.

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

Recently Issued Accounting Pronouncements

Management does not believe any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, we have conducted closings of an ongoing private placement of units, with each unit consisting of an unsecured 18% promissory note and a five-year warrant to purchase shares of Class A Common Stock, and entered into certain subscription agreements with a number of accredited investors as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. Pursuant to the agreements, we sold 56.4 units at a price of $25,000 per unit for gross proceeds of $1,410,000 and issued 940,016 warrants with an exercise price of $1.50 per share.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2026, but was not reported.

During the three months ended June 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-A filed on May 24, 2024)
3.2	Amendment to Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.2 to Form 1-A filed on May 24, 2024)
3.3	Certificate of Amendment to Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on August 1, 2025)
3.4	Certificate of Change filed with the Secretary of State of the State of Nevada on July 22, 2026 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2026)
3.5	Bylaws of Reticulate Micro, Inc. (incorporated by reference to Exhibit 3.3 to Form S-1 filed on October 23, 2023)
3.6	Amendment No. 1 to Bylaws of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.4 to Form 1-A filed on May 24, 2024)
3.7	Amendment No. 2 to Bylaws of RMX Industries, Inc. (incorporated by reference to Exhibit 2.2 to Form 1-U filed on April 2, 2026)
3.8	Certificate of Designation of Series X Convertible Preferred Stock of RMX Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on October 17, 2025)
3.9	Certificate of Amendment to Designation of Series X Convertible Preferred Stock of RMX Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on April 2, 2026)
4.1	Form of Private Placement Investor’s Warrant for January 2026 Private Placement (incorporated by reference to Exhibit 3.9 to Form 1-K filed on February 10, 2026)
4.2*	Form of Private Placement Investor’s Warrant for July 2026 Private Placement
10.1	Form of Private Placement Subscription Agreement for January 2026 Private Placement (incorporated by reference to Exhibit 6.62 to Form 1-K filed on February 10, 2026)
10.2	Form of Private Placement 18% Promissory Note for January 2026 Private Placement (incorporated by reference to Exhibit 6.63 to Form 1-K filed on February 10, 2026)
10.3	Intellectual Property Purchase Agreement, dated as of May 8, 2026, by and between RMX Industries, Inc. and Apollo Group Enterprises, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 14, 2026)
10.4*	Form of Private Placement Subscription Agreement for July 2026 Private Placement
10.5*	Form of Private Placement 18% Promissory Note for July 2026 Private Placement
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RMX Industries, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMX Industries, Inc.
(Registrant)

Dated: August 13, 2026	/s/ Karl Kit
Karl Kit
Chief Executive Officer, President, and Director
(Principal Executive Officer)

/s/ Amit Shrestha
Amit Shrestha
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)