Form 10-Q
period 2026-09-30
RMX INDUSTRIES, INC.
filed 2026-11-13
CIK 1970743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of November 12, 2026, there were a total of 10,283,853 shares of the registrant’s Class A Common Stock, $0.001 par value per share, outstanding, and 333,334 shares of the registrant’s Class B Common Stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RMX Industries, Inc.

Unaudited Condensed Consolidated Financial Statements

RMX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,167	$109,752
Restricted cash	1,663,320	1,913,320
Cash, cash equivalents and restricted cash	1,882,487	2,023,072
Prepaid expenses	1,950	1,101
Total current assets	1,884,437	2,024,173
Property and equipment, net	9,619	25,998
Goodwill and intangibles	33,394,797	30,048,702
ROU asset, net of amortization	70,638	93,976
Total assets	$35,359,491	$32,192,849

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,085,122	$1,005,611
Accounts payable and accrued expenses, related party	238,064	185,443
Deferred revenue	9,128	-
ROU, current liability	30,334	28,745
Derivative liability	893,986	1,974,046
Notes payable and interest (net of discount)	3,698,077	2,595,606
Total current liabilities	5,954,711	5,789,451
ROU, long term liability	32,691	55,855
Deferred revenue	15,214	-
Total long term liabilities	47,905	55,855
Total liabilities	6,002,616	5,845,306
Stockholders’ equity:
Common stock Class A, $0.001 par value, 65,466,666 shares authorized; 10,078,844 and 7,380,426 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	10,079	7,380
Common stock Class B, $0.001 par value, 1,200,000 shares authorized; 333,334 and 666,668 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	334	667
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 6,000 and 1,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	1
Additional paid-in capital	89,603,407	67,177,723
Accumulated deficit	(60,256,951)	(40,838,227)
Total stockholders’ equity	29,356,875	26,347,543
Total liabilities and stockholders’ equity	$35,359,491	$32,192,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$2,282	$272,552	$3,722	$311,344
Cost of sales	-	14,953	-	30,324
Gross profit	2,282	257,599	3,722	281,020
Operating expenses:
General and administrative	312,019	136,058	557,695	343,686
Payroll, compensation and benefits	76,379	1,232,039	1,338,488	3,215,290
Professional services	486,505	2,366,652	2,405,347	5,601,151
Marketing and advertising	34,290	54,074	127,758	391,868
Research and development expense	148,420	47,620	322,545	205,939
Total operating expenses	1,057,613	3,836,443	4,751,833	9,757,934
Loss from operations	(1,055,331)	(3,578,844)	(4,748,111)	(9,476,914)
Other income (expense):
Interest income	402	1,111	1,595	2,411
Interest expense	(302,855)	(110,833)	(642,249)	(262,562)
Change in fair value of derivative liability	(255,604)	-	1,080,060	-
Debt discount amortization and derivative loss	(137,009)	(1,338,741)	(4,099,254)	(2,954,479)
Loss on extinguishment of debt	(590,282)	-	(590,282)	-
Loss on warrants conversion	-	(2,355,868)	(10,420,483)	(2,355,868)
Total other income (expense)	(1,285,348)	(3,804,331)	(14,670,613)	(5,570,498)
Net loss	$(2,340,679)	$(7,383,175)	$(19,418,724)	$(15,047,412)

Loss per share – basic and diluted	$(0.23)	$(0.99)	$(2.13)	$(2.45)
Weighted average number of shares outstanding – basic and diluted	10,364,907	7,424,745	9,103,930	6,136,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock Class A		Common Stock Class B		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2025	6,592,982	$6,593	666,668	$667	-	$-	$52,482,438	$(24,218,924)	$28,270,774
Net loss	-	-	-	-	-	-	-	(7,383,175)	(7,383,175)
Warrants issued for services	-	-	-	-	-	-	1,313,413	-	1,313,413
Issuance of warrants for notes payable	-	-	-	-	-	-	1,200,000	-	1,200,000
Issuance of common stock for cash	534	1	-	-	-	-	8,558	-	8,559
Options issued for services	-	-	-	-	-	-	793,750	-	793,750
Conversion of notes payable through warrant	179,430	179	-	-	-	-	2,835,406	-	2,835,585
Stock issued for services	16,669	17	-	-	1,000	1	58,324	-	58,342
Balance, September 30, 2025	6,789,615	$6,790	666,668	$667	1,000	$1	$58,691,889	$(31,602,099)	$27,097,248

Balance, December 31, 2024	3,493,144	$3,493	666,668	$667	-	$-	$16,241,924	$(16,554,687)	$(308,603)
Net loss	-	-	-	-	-	-	-	(15,047,412)	(15,047,412)
Warrants issued for services	-	-	-	-	-	-	3,248,777	-	3,248,777
Warrants issued for notes payable	-	-	-	-	-	-	3,100,000	-	3,100,000
Common stock issued for cash	13,887	14	-	-	-	-	136,477	-	136,491
Options issued for services	-	-	-	-	-	-	2,000,919	-	2,000,919
Acquisition of business and assets	2,851,798	2,852	-	-	-	-	29,941,024	-	29,943,876
Conversion of notes payable	380,783	381	-	-	-	-	3,497,818	-	3,498,199
Stock issued for services	50,003	50	-	-	1,000	1	524,950	-	525,001
Balance, September 30, 2025	6,789,615	$6,790	666,668	$667	1,000	$1	$58,691,889	$(31,602,099)	$27,097,248

Balance, June 30, 2026	10,015,190	$10,015	333,334	$334	6,000	$6	$88,574,439	$(57,916,272)	$30,668,522
Net loss	-	-	-	-	-	-	-	(2,340,679)	(2,340,679)
Warrants issued for notes payable	-	-	-	-	-	-	1,028,968	-	1,028,968
Conversion of warrants and others	63,654	64	-	-	-	-	-	-	64
Balance, September 30, 2026	10,078,844	$10,079	333,334	$334	6,000	$6	$89,603,407	$(60,256,951)	$29,356,875

Balance, December 31, 2025	7,380,426	$7,380	666,668	$667	1,000	$1	$67,177,722	$(40,838,227)	$26,347,543
Net loss	-	-	-	-	-	-	-	(19,418,724)	(19,418,724)
Warrants issued for services	-	-	-	-	-	-	906,813	-	906,813
Warrants issued for notes payable	-	-	-	-	-	-	3,008,968	-	3,008,968
Options issued for services	-	-	-	-	-	-	765,792	-	765,792
Conversion of common stock	333,334	333	(333,334)	(333)	-	-	-	-	-
Stock issued for services	4,167	4	-	-	5,000	5	62,991	-	63,000
Acquisition of business and assets	500,000	500	-	-	-	-	3,651,850	-	3,652,350
Conversion of warrants and notes payable	1,860,917	1,862	-	-	-	-	14,029,271	-	14,031,133
Balance, September 30, 2026	10,078,844	$10,079	333,334	$334	6,000	$6	$89,603,407	$(60,256,951)	$29,356,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities of continuing operations:
Net loss	$(19,418,724)	$(15,047,412)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on extinguishment of debt	590,282	-
Stock issued for services	63,000	525,000
Options issued for services	765,792	2,000,919
Warrants issued for private placements fees	906,813	3,248,777
Depreciation and amortization	322,590	46,253
Loss on conversion of notes payable	10,420,182	2,355,868
Notes payable discount amortization	4,099,253	2,954,480
Derivative liability gain and loss	(1,080,060)	-
Changes in operating assets and liabilities:
Deferred revenue	24,413	-
Prepaid expenses	(849)	15,210
ROU asset, net	23,339	(100,634)
Accounts payable and accrued expenses	132,527	462,205
ROU liabilities	(21,576)	-
Interest payable	642,130	262,562
Net cash used in operating activities	(2,530,888)	(3,276,772)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	2,418,750	3,100,000
Payment of notes payable	(28,447)	-
Proceeds from the sale of common stock	-	136,477
Net cash provided by financing activities	2,390,303	3,236,477

Non-cash investing and financing activities:
Net change in cash and cash equivalents	(140,585)	(40,295)
Cash, cash equivalents and restricted cash at beginning of period	2,023,072	396,870
Cash, cash equivalents and restricted cash at end of period	$1,882,487	$356,575
Supplemental disclosure of cash flow information:
Acquisition of RMX Industries	$-	$29,943,876
Acquisition of intellectual property	$3,652,350	$-
Conversion of notes payable into common stock through warrant exercise	$3,610,585	$1,142,346
Conversion of notes (interest)	$288,085	$-
Conversion of notes (principal)	$3,322,500	$-

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

Since inception, the Company has incurred losses, resulting in an accumulated deficit of $60,256,951 as of September 30, 2026, with further losses expected as it continues to develop its business. For the nine months ended September 30, 2026, the Company used $2,530,888 in cash for operating activities. As of September 30, 2026, the Company had $1,882,487 in cash and cash equivalents, including $1,663,320 of restricted cash. The Company estimates that it will require approximately $3.5 million to fund operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued.

Management’s Plans

The Company has applied for an uplisting of its Class A Common Stock on a national securities exchange. In light of current market conditions and the exchanges’ initial listing requirements, the Company is reassessing the timing of these applications. The Company continues to evaluate a listing as part of its capital markets strategy, but there can be no assurance as to whether or when its securities will be listed on any national securities exchange. The Company’s Class A Common Stock continues to be quoted on the OTCQB. Upon approval and completion of such uplisting, a total of approximately $4.7 million will become available to the Company, consisting of (i) the release of the $1.7 million of restricted cash currently reflected on the Company’s balance sheet, and (ii) an approximate $3.0 million deposit to be made by an institutional investor (the “Investor”) pursuant to the executed securities purchase agreement between the Company and the Investor. Of the approximately $4.7 million, approximately $3.0 million will be immediately unrestricted and available for general corporate purposes, with the remainder becoming available upon satisfaction of the conditions set forth in the Investor agreements. In addition, the Company maintains a contingent financing facility with the Investor providing for up to $45.0 million of additional financing (the “Credit Facility”), pursuant to the securities purchase agreement and subject to the terms and conditions thereof, which management believes would be available to fund any shortfall in the Company’s working capital requirements.

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

The amounts becoming available upon uplisting are conditioned upon approval of the Company’s national securities exchange listing application and completion of the uplisting, the timing of which is not within the Company’s sole control, and availability under the Credit Facility is subject to conditions that may not be satisfied. If the uplisting is deferred, these amounts will not be available until it is completed, and the Company would need to fund operations from other sources, such as additional private placements or debt financing, which may not be available on acceptable terms or at all. There can be no assurance that the Company’s listing application will be approved, that amounts under the Credit Facility will be available when needed or on acceptable terms, or as to the timing or volume of future customer agreements. Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying financial statements of the Company are expressed in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company has adopted a December 31 fiscal year end. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2026 and December 31, 2025. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, accounts payable, and accrued liabilities. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature, and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

Research and Development

Research and development costs are expensed as incurred. For the three months ended September 30, 2026 and 2025, research and development expense was $148,420 and $47,620, respectively. For the nine months ended September 30, 2026 and 2025, research and development expense was $322,545 and $205,939, respectively.

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

Under 718-10-30-20D the determination of whether a valuation method is reasonable, or whether an application of a valuation method is reasonable, shall be made based on the facts and circumstances as of the measurement date. Factors to be considered under a reasonable valuation method include, as applicable:

a.	The value of tangible and intangible assets of the nonpublic entity

b.	The present value of anticipated future cash flows of the nonpublic entity

c.	The market value of stock or equity interests in similar corporations and other entities engaged in trades or businesses substantially similar to those engaged in by the nonpublic entity for which the stock is to be valued, the value of which can be readily determined through nondiscretionary, objective means (such as through trading prices on an established securities market or an amount paid in an arm’s-length private transaction)

Share-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Issuance of options for services	-	793,750	765,792	2,000,919
Issuance of shares for services	-	-	63,000	525,000
Issuance of warrants for services	-	1,313,413	906,813	3,248,777

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

Revenue Recognition

The Company has adopted revenue recognition policies for its principal revenue types, including subscription and license fees, usage-based fees, professional and other services, and hardware. Prior to fiscal year 2026, the Company’s revenue was derived from software license, hardware, and professional services activity. Beginning in the second quarter of 2026, the Company introduced QuantrusX, an edge intelligence platform, and revenue has since primarily consisted of QuantrusX subscription fees; other revenue streams described below have not been material during the periods presented.

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

Revenue is attributed to the region of the contracting entity, which may differ from the customer’s location. All revenue attributed to the Americas was generated in the United States. Revenue was $2,282 and $272,552 for the three months ended September 30, 2026 and 2025, respectively, and $3,722 and $311,344 for the nine months ended September 30, 2026 and 2025, respectively.

Deferred Revenue

Deferred revenue represents amounts invoiced or received from customers in advance of the Company satisfying its related performance obligations under ASC 606, Revenue from Contracts with Customers. Deferred revenue is recognized as revenue as the Company transfers control of the promised products or services to the customer. The current portion of deferred revenue represents amounts expected to be recognized as revenue within twelve months of the balance sheet date; the long-term portion represents amounts expected to be recognized beyond twelve months, based on the performance and delivery terms of the underlying contracts. Short-term deferred revenue totaled $9,128 and $0 as of September 30, 2026 and December 31, 2025, respectively. Long-term deferred revenue totaled $15,214 and $0 as of September 30, 2026 and December 31, 2025, respectively.

4.	PREPAID EXPENSES

As of September 30, 2026 and December 31, 2025, the prepaid balance was $1,950 and $1,101, respectively. Expenses were primarily due to timing of operational cost recognition.

5.	PROPERTY AND EQUIPMENT

	As of	As of
	September 30,	December 31,
	2026	2025
Property and equipment gross	65,339	65,339
Less accumulated depreciation and amortization	(55,720)	(39,341)
Property and equipment, net	9,619	25,998

Depreciation and amortization expense totaled $199,645 and $15,528 for the three months ended September 30, 2026 and 2025, respectively, and $322,590 and $46,253 for the nine months ended September 30, 2026 and 2025, respectively.

6.	INTANGIBLE ASSET – PROPERTY LICENSE

	As of	As of
	September 30,	December 31,
	2026	2025
Goodwill	29,943,876	29,943,876
Intangibles (net of amortization)	3,450,921	104,826
Goodwill and intangibles	33,394,797	30,048,702

On March 14, 2023, the Company entered into an intellectual property purchase agreement with Basestones Capital Ltd., for the purchase of US Patent No. 9,451,291 (Fast DWT-Based Intermediate Codec Optimized For Massively Parallel Architecture), issued on September 20, 2016, and the developed source code related to the patent. The Company made a one-time payment of $200,000 for the patent. The Company recorded $205,100 as an intangible asset. Starting in July 2023, the Company began amortizing the $200,000 intangible assets. As of September 30, 2026, the Company recorded $130,000 of accumulated amortization.

On May 8, 2026, the Company entered into an intellectual property purchase agreement with Apollo Group Enterprises, LLC, pursuant to which the Company acquired two software platforms 1) ODIN, AI video intelligence/surveillance system and 2) VSDD/Semaphore-X, AI meeting agent and infrastructure — plus related trade secrets, know-how, and data assets, paying 500,000 shares of Class A Common Stock valued at $3,652,350 ($7.30 per share). The acquired assets do not meet the definition of a business because no organized workforce or other substantive process was acquired. Accordingly, the transaction is accounted for as an asset acquisition. The full transaction cost is capitalized to the single software intangible asset at cost, with no goodwill recognized. As of September 30, 2026, the Company recorded $272,000 of accumulated amortization.

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company compares the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flow be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Impairment loss on long-lived assets for nine months ended September 30, 2026, and 2025 was $0.

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

Trade payables are initially recorded at the transaction price and measured at the undiscounted expected payment amount. Accrued expenses reflect the estimated amount needed to settle obligations. Accounts payable totaled $1,085,122 as of September 30, 2026, and $1,005,611 as of December 31, 2025.

As of September 30, 2026, the Company owed $600,000 to Boustead Securities, LLC in connection with the termination of its prior engagement agreement. In addition, the Company owed approximately $407,000 to Bevilacqua PLLC for regulatory and corporate legal services, with the remainder owed to various vendors.

9.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 65,466,666 shares of Class A Common Stock at a par value of $0.001 and had 10,078,844 and 7,380,426 shares of Class A Common Stock issued and outstanding as of September 30, 2026, and December 31, 2025, respectively.

The Company is authorized to issue 1,200,000 shares of Class B Common Stock at a par value of $0.001 and voting rights of 100 votes per share. The Company had 333,334 shares of Class B Common Stock issued and outstanding September 30, 2026, and 666,668 as of December 31, 2025.

Common Stock Issued for Services

The Company issued 4,167 shares of Class A Common Stock, at a price of $10.50 per share, for services provided to the Company during the nine months ended September 30, 2026.

Common Stock Issued for Cancellation and Exchange of Notes Payable and Related Interest Through Exercise of Warrants

During the nine months ended September 30, 2026, the Company issued 1,797,263 shares of Class A Common Stock upon the exercise of warrants in connection with the cancellation and exchange of notes and accrued interest at a weighted average price of $2.01.

Common Stock Issued Through Exercise of Warrants

On September 16, 2026, Boustead exercised 183,811 warrant shares on a cashless (net exercise) basis, using a fair market value of $8.26 per share. The Company issued 63,648 shares of Class A Common Stock and received no cash proceeds.

Common Stock Issued for Purchase of Intellectual Property

The Company acquired intellectual property by paying 500,000 shares of Class A Common Stock valued at $3,652,350 or $7.30 per share.

Conversion of Class B Common Stock to Class A Common Stock

During the nine months ended September 30, 2026, 333,334 shares of Class B Common Stock were converted into shares of Class A Common Stock.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company filed a Certificate of Designation with the Secretary of State of the State of Nevada on October 13, 2025, designating 1,000 shares of the Company’s preferred stock as “Series X Convertible Preferred Stock” (the “Series X Preferred Stock”) and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Series X Preferred Stock. Each share of Series X Preferred Stock has an initial stated value of $3.85 per share. On March 31, 2026, the Company filed a Certificate of Amendment to Designation with the Secretary of State of the State of Nevada increasing the designated shares of Series X Preferred Stock to 6,000. Additionally, on March 31, 2026, the Company issued 5,000 shares of Series X Preferred Stock to Karl Kit, who serves as the Company’s Chief Executive Officer, President, and member of the board of directors. Each share of Series X Preferred Stock is convertible into one (1) share of Class A Common Stock and entitles the holder to 15,000 votes per share. The Company had 6,000 and 1,000 shares of Series X Preferred Stock issued and outstanding as of September 30, 2026, and December 31, 2025, respectively.

Options

During the nine months ended September 30, 2026, the Company issued 333,334 stock options with weighted average strike price of $7.48.

Of the 1,625,343 options outstanding as of September 30, 2026, 333,334 options will only vest upon listing on any national securities exchange. This performance condition is not considered probable until it occurs. As such, the expense for these awards would only be recognized upon listing on any national securities exchange. The total Black-Scholes valuation for the outstanding options as of September 30, 2026, is $2,244,350.

The Company recognizes compensation cost on a straight-line basis over the total requisite service period of the entire award and accounts for forfeitures as they occur. Total expenses of $0 and $765,792 were recognized during the three months and nine months ended September 30, 2026, respectively.

The following table reflects a summary of Class A Common Stock options outstanding and option activity during the nine months ended September 30, 2026:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Terms (Years)
Options outstanding at December 31, 2025	1,768,345	$5.44	8.4
Granted	333,334	7.48	-
Exercised	-	-	-
Forfeited	(321,878)	-	-
Cancelled	(154,458)	-	-
Options outstanding at September 30, 2026	1,625,343	$7.45	8.3
Options exercisable at September 30, 2026	802,736	6.78	8.0

The intrinsic value of options outstanding as of September 30, 2026, was $955,783.

Warrants

During the nine months ended September 30, 2026, the Company issued a total of 1,937,910 warrants at a weighted average exercise price of $1.65 with a range between $1.50 and $5.40 per share, which vested immediately.

The Company conducted private placements of units, with each unit consisting of an unsecured promissory note with an interest rate of 18% and a five-year warrant to purchase shares of Class A Common Stock, with a number of investors. The Company raised $2,418,750 and issued 1,612,525 warrants with a $1.50 weighted average exercise price.

The Company extended the maturity date of $225,000 of original notes to December 31, 2026. The Company also cancelled 75,001 warrants and granted 170,477 warrants at a weighted average price of $1.50.

The Company issued 74,074 warrants to Boustead Securities, LLC in connection with the termination of its prior engagement agreement. The remaining 80,834 warrants were issued to advisors and partners.

On the dates of the grants, the Company valued warrants granted at a weighted average grant-date fair value of $1.67 per warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of the warrants of 5 years, expected volatility of 72%, an average risk-free rate of 4%, and no dividend yield. The warrants were expensed at the time of issuance and an expense of $906,813 was recognized.

The following table reflects a summary of warrants outstanding and activity during the nine months ended September 30, 2026:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Terms (Years)
Warrants outstanding at December 31, 2025	1,433,409	2.88	3.82
Granted	1,937,910	1.65	5.00
Exercised	(1,793,006)	-	-
Forfeited	-	-	-
Cancelled	(75,001)	-	-
Warrants outstanding at September 30, 2026	1,503,312	$3.80	3.82
Warrants exercisable at September 30, 2026	1,503,312	3.80	3.82

The intrinsic value of warrants outstanding as of September 30, 2026, was $4,141,015.

10.	OPERATING LEASE

The current lease contracts for offices in Texas have initial terms of one year. The Company leases certain vehicles under non-cancelable operating lease agreements. These leases have initial terms of three years. The Company does not have any finance leases.

As of September 30, 2026, the Company’s operating lease right of use assets and corresponding liabilities are as follows:

Right of use asset	70,638
Lease liability - current	30,334
Lease liability - non current	32,691
Total operating lease liabilities	63,025
Weighted average remaining lease term	2.15
Weighted average discount rate	7.50%

Maturities of the Company’s lease liabilities are as follows:
2026	$7,465
2027	31,294
2028	24,266

11.	CONVERTIBLE NOTES, PROMISSORY NOTES PAYABLE AND DEBT EXTINGUISHMENT

The following table summarizes outstanding convertible notes and promissory notes payable as of September 30, 2026, and December 31, 2025.

	September 30,	December 31,
	2026	2025
Convertible Notes - Maturity Date
March 31, 2026 (15% per annum)	$-	$2,020,000
December 31, 2026 (15% per annum)	2,020,000	-
Promissory Notes - Maturity Date
January 31, 2026 (18% per annum)	-	550,000
March 31, 2026 (12% per annum)	-	500,000
April 30, 2026 (8% per annum)	-	125,000
June 30, 2026 (12% per annum)	-	1,117,500
December 31, 2026 (12% per annum)	300,000	-
December 31, 2026 (18% per annum)	1,094,465	-
Total Notes Payable	1,394,465	2,292,500
Total Convertible and Promissory Notes Payable	3,414,465	4,312,500
Unamortized debt discount	(301,741)	(1,982,244)
Net Debt	3,112,724	2,330,256
Current portion	(3,112,724)	(2,330,256)
Net long-term portion	-	-
Interest Payable	585,353	265,350

During nine months ended September 30, 2026, the Company completed private placements, raising $2,418,750 with each unit consisting of an unsecured promissory note of 18% interest and five-year warrants for Class A Common Stock; 1,612,525 warrants were issued at a weighted average exercise price of $1.50.

Repayment of Debt

During the nine months ended September 30, 2026, the Company repaid $25,000 of outstanding principal and $3,447 of accrued interest on its promissory notes, for total cash payments of $28,447. These repayments reduced the Company’s outstanding notes payable balance and were made in accordance with the terms of the applicable note agreements.

Debt Extinguishment and Common Stock Issued

During the nine months ended September 30, 2026, the Company converted $3,322,500 in principal and $288,085 in interest ($3,610,585 in aggregate) into equity through warrant exercises, issuing 1,797,163 shares of Class A Common Stock upon the exercise of 1,609,195 warrants. The Company recorded a $10,420,483 conversion loss, reflecting the difference between market value and exercise price.

During the three months ended September 30, 2026, the Company and the Investor amended the Company’s 15% convertible note to extend its maturity date to December 31, 2026. The Company evaluated the amendment under ASC 470-50, Debt – Modifications and Extinguishments, accounted for it as an extinguishment of the original note, and recognized a loss on debt extinguishment of $590,282, which is presented as loss on extinguishment of debt in the condensed consolidated statements of operations.

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

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable were determined to be derivative liabilities under ASC 815 due to the default on convertible notes payable disclosed above, which resulted in a variable conversion price on the outstanding convertible note payable. The fair value of the derivative liabilities was $1,974,046 as of December 31, 2025, estimated using the Black-Scholes option pricing model with the following assumptions: stock price of $3.50 per share, an expected life of 9 months, expected volatility of 73%, an average risk-free rate of 3.5% and no dividend yield. During the nine months ended September 30, 2026, the Company recorded a gain on change in fair value of derivative liability of $1,080,060, remeasuring the derivative liability to $893,986 as of September 30, 2026, using the Black-Scholes option pricing model with the following assumptions: stock price of $5.40 per share, an expected life of 4 months, expected volatility of 72%, an average risk-free rate of 3.9% and no dividend yield.

12.	SUBSEQUENT EVENTS

On October 1, 2026, certain investors from the Company’s private placement of units, consisting of unsecured promissory notes and five-year warrants to purchase shares of Class A Common Stock, exercised their warrants. These exercises converted $300,000 of principal and $21,830 of accrued interest, totaling $321,830, into equity, resulting in the issuance of 205,009 shares of Class A Common Stock at a weighted average exercise price of $1.57.

On October 21, 2026, the Company entered into a securities purchase agreement, dated as of October 21, 2026, with Vanquish Funding Group Inc., a Virginia corporation (“Vanquish”), pursuant to which the Company issued a 12% promissory note in the aggregate principal amount of $295,550, which includes an original issue discount of $38,550, for an aggregate purchase price of $257,000, with additional tranches of financing of up to $1,100,000 in the aggregate during the next twelve (12) months subject to further agreement by and between the Company and Vanquish. Vanquish represented to the Company that it is an accredited investor as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, and the securities were issued in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts are forward-looking statements. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to successfully complete an uplisting to a national securities exchange;

●	our ability to introduce new products and services;

●	our ability to obtain additional funding to develop additional products and services;

●	compliance with obligations under intellectual property licenses with third parties;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	the accuracy and completeness of the data underlying our or third-party sources’ industry and market analyses and projections;

●	our expectations regarding demand for, and market acceptance of, our products and services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Post-Effective Amendment to Form S-1 filed with the SEC on August 24, 2026. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Our Historical Performance

As of September 30, 2026, the Company had an accumulated deficit of $60,256,951 and cash of $1,882,487 (including $1,663,320 of restricted cash). During the three months ended September 30, 2026 and 2025, we had a net loss of $2,340,679 and $7,383,175, respectively. The Company has applied for an uplisting of its Class A Common Stock on a national securities exchange, upon approval of which certain restricted cash and additional committed capital would become available to fund operations. In addition, the Company maintains a Credit Facility providing up to $45.0 million of additional financing, subject to the terms and conditions thereof. Management believes that these sources, together with expected cash proceeds from executed and prospective QuantrusX subscription agreements, will be sufficient to fund planned operations for at least the next twelve months. However, availability of the listing-related amounts and the Credit Facility is subject to conditions not entirely within the Company’s control, and substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. We will seek to fund our operations through public offerings, accessing the Credit Facility, private equity offerings, debt financings, and government or other third-party funding. However, the Company may not be able to raise adequate funds for capital expenditure, working capital and other cash requirements from capital markets on acceptable terms, or at all. Advances from an officer or stockholder may likewise be unavailable. The Company’s failure to raise capital as and when needed and generate significantly higher revenues than operating expenses to achieve profitability would impact its going concern status and would have a negative impact on its financial condition and its ability to pursue its business strategy and continue as a going concern. For further discussion, see “—Liquidity and Capital Resources”.

Recent Developments

On October 1, 2026, certain investors from the Company’s private placement of units, consisting of unsecured promissory notes and five-year warrants to purchase shares of Class A Common Stock, exercised their warrants. These exercises converted $300,000 of principal and $21,830 of accrued interest, totaling $321,830, into equity, resulting in the issuance of 205,009 shares of Class A Common Stock at a weighted average exercise price of $1.57.

On October 21, 2026, the Company entered into a securities purchase agreement, dated as of October 21, 2026, with Vanquish Funding Group Inc., a Virginia corporation (“Vanquish”), pursuant to which the Company issued a 12% promissory note in the aggregate principal amount of $295,550, which includes an original issue discount of $38,550, for an aggregate purchase price of $257,000, with additional tranches of financing of up to $1,100,000 in the aggregate during the next twelve (12) months subject to further agreement by and between the Company and Vanquish. Vanquish represented to the Company that it is an accredited investor as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, and the securities were issued in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended
	September 30,
	2026	2025
Revenue	$2,282	$272,552
Cost of sales	-	14,953
Gross profit	2,282	257,599
Operating expenses:
General and administrative	909,193	3,788,823
Research and development	148,420	47,620
Total operating expenses	1,057,613	3,836,443
Loss from operations	(1,055,331)	(3,578,844)
Other income (expense)	(1,285,348)	(3,804,331)
Net loss	$(2,340,679)	$(7,383,175)

Revenue

Our revenue was $2,282 and $272,552 for the three months ended September 30, 2026 and 2025, respectively, representing a decrease of 99%. For the three months ended September 30, 2026, revenue reflected ratable recognition of previously deferred QuantrusX subscription revenue under the Company’s initial multi-year agreement executed in June 2026; no new customer invoicing occurred during the quarter. Deferred revenue totaled $24,342 ($9,128 current, $15,214 long-term) as of September 30, 2026. For the three months ended September 30, 2025, revenue was derived from limited historical software and service activity under the Company’s prior positioning.

Operating Expenses

Our operating expenses were $1,057,613 and $3,836,443 for the three months ended September 30, 2026 and 2025, respectively, representing a decrease of 72%. The decrease was due to lower professional services ($486,505 compared to $2,366,652) and lower payroll, compensation and benefits ($76,379 compared to $1,232,039), reflecting in part that no share-based compensation was recognized in the current quarter compared to $2,107,163 of option and warrant expense for services in the prior-year quarter, partially offset by higher general and administrative expenses ($312,019 compared to $136,058) and research and development expenses ($148,420 compared to $47,620).

Net Loss

Our net loss was $2,340,679 and $7,383,175 for the three months ended September 30, 2026 and 2025, respectively, representing a decrease of 68%. The decrease in net loss was mainly due to the lower loss from operations ($1,055,331 compared to $3,578,844), no loss on warrant conversions in the current quarter (compared to $2,355,868 in the prior-year quarter) and lower debt discount amortization and derivative loss ($137,009 compared to $1,338,741), partially offset by a $590,282 loss on extinguishment of debt, a $255,604 loss on change in fair value of derivative liability and higher interest expense ($302,855 compared to $110,833).

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,
	2026	2025
Revenue	$3,722	$311,344
Cost of sales	-	30,324
Gross profit	3,722	281,020
Operating expenses:
General and administrative	4,429,288	9,551,995
Research and development	322,545	205,939
Total operating expenses	4,751,833	9,757,934
Loss from operations	(4,748,111)	(9,476,914)
Other income (expense)	(14,670,613)	(5,570,498)
Net loss	$(19,418,724)	$(15,047,412)

Revenue

Our revenue was $3,722 and $311,344 for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease of 99%. For the nine months ended September 30, 2026, revenue activity reflected the early commercialization of QuantrusX: the Company invoiced $28,064 to customers, recognized $3,722 as revenue during the period, and deferred the remaining $24,342 for future recognition ($9,128 current, $15,214 long-term) as the related performance obligations under the deployment are satisfied. For the nine months ended September 30, 2025, revenue was derived from limited historical software and service activity under the Company’s prior positioning.

Operating Expenses

Our operating expenses were $4,751,833 and $9,757,934 for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease of 51%. The decrease was due to lower professional services ($2,405,347 compared to $5,601,151), payroll, compensation and benefits ($1,338,488 compared to $3,215,290) and marketing and advertising ($127,758 compared to $391,868), reflecting in part lower share-based compensation for services ($1,735,605 compared to $5,774,696), partially offset by higher general and administrative expenses ($557,695 compared to $343,686) and research and development expenses ($322,545 compared to $205,939).

Net Loss

Our net loss was $19,418,724 and $15,047,412 for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of 29%. The increase was mainly due to a higher loss on warrant conversions ($10,420,483 compared to $2,355,868), higher debt discount amortization and derivative loss ($4,099,254 compared to $2,954,479), a $590,282 loss on extinguishment of debt and higher interest expense ($642,249 compared to $262,562), partially offset by a lower loss from operations ($4,748,111 compared to $9,476,914) and a $1,080,060 gain on change in fair value of derivative liability.

Liquidity and Capital Resources

As of September 30, 2026, the Company had an accumulated deficit of $60,256,951 and cash of $1,882,487 (including $1,663,320 of restricted cash). During the three months ended September 30, 2026 and 2025, we had a net loss of $2,340,679 and $7,383,175, respectively. To date, we have financed our operations primarily through revenue generated from sales of our securities.

Management has prepared estimates of operations and believes that sufficient funds will be generated from operations and equity financings to fund our operations and to service our debt obligations for at least the next twelve months.

The Company has applied for an uplisting of its Class A Common Stock on a national securities exchange, upon approval of which certain restricted cash and additional committed capital would become available to fund operations. In light of current market conditions and the exchanges’ initial listing requirements, the Company is reassessing the timing of these applications. The Company continues to evaluate a listing as part of its capital markets strategy, but there can be no assurance as to whether or when its securities will be listed on any national securities exchange. The Company’s Class A Common Stock continues to be quoted on the OTCQB. In addition, the Company maintains a Credit Facility providing up to $45.0 million of additional financing, subject to the terms and conditions thereof. Management believes that these sources, together with expected cash proceeds from executed and prospective QuantrusX subscription agreements, will be sufficient to fund planned operations for at least the next twelve months. However, availability of the listing-related amounts and the Credit Facility is subject to conditions not entirely within the Company’s control, and substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. In the future, we may require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

While we had cash of $1,882,487 (including $1,663,320 of restricted cash) as of September 30, 2026, we had revenue of $3,722 and $311,344, a net loss of $19,418,724 and $15,047,412, and net cash used in operating activities of $2,530,888 and $3,276,772 for the nine months ended September 30, 2026 and 2025, respectively. We have incurred losses since our inception, resulting in an accumulated deficit of $60,256,951 as of September 30, 2026, and further losses are anticipated in the development of our business.

The Company estimates that it will require approximately $3.5 million to fund operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. Management has evaluated whether these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued, as discussed below.

Management’s Plans

The Company has applied for an uplisting of its Class A Common Stock on a national securities exchange. In light of current market conditions and the exchanges’ initial listing requirements, the Company is reassessing the timing of these applications. The Company continues to evaluate a listing as part of its capital markets strategy, but there can be no assurance as to whether or when its securities will be listed on any national securities exchange. The Company’s Class A Common Stock continues to be quoted on the OTCQB. Upon approval and completion of such uplisting, a total of approximately $4.7 million will become available to the Company, consisting of (i) the release of the $1.7 million of restricted cash currently reflected on the Company’s balance sheet, and (ii) an approximate $3.0 million deposit to be made by an institutional investor (the “Investor”) pursuant to the executed securities purchase agreement between the Company and the Investor. Of the approximately $4.7 million, approximately $3.0 million will be immediately unrestricted and available for general corporate purposes, with the remainder becoming available upon satisfaction of the conditions set forth in the Investor agreements. In addition, the Company maintains a contingent financing facility with the Investor providing for up to $45.0 million of additional financing (the “Credit Facility”), pursuant to the securities purchase agreement and subject to the terms and conditions thereof, which management believes would be available to fund any shortfall in the Company’s working capital requirements.

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

The amounts becoming available upon uplisting are conditioned upon approval of the Company’s national securities exchange listing application and completion of the uplisting, the timing of which is not within the Company’s sole control, and availability under the Credit Facility is subject to conditions that may not be satisfied. If the uplisting is deferred, these amounts will not be available until it is completed, and the Company would need to fund operations from other sources, such as additional private placements or debt financing, which may not be available on acceptable terms or at all. There can be no assurance that the Company’s listing application will be approved, that amounts under the Credit Facility will be available when needed or on acceptable terms, or as to the timing or volume of future customer agreements. Accordingly, management has concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the periods presented:

	Nine Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(2,530,888)	$(3,276,772)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	2,390,303	3,236,477
Net change in cash and cash equivalents	(140,585)	(40,295)
Cash, cash equivalents and restricted cash at beginning of period	2,023,072	396,870
Cash, cash equivalents and restricted cash at end of period	$1,882,487	$356,575

Net cash used in operating activities was $2,530,888 and $3,276,772 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, net cash used in operating activities resulted from a net loss of $19,418,723, stocks, options and warrants issued for various services of $1,735,605, notes payable discount amortization and loss on conversion of notes payable of $14,519,435, a loss on debt extinguishment of $590,282, a gain on change in fair value of derivative liability of $1,080,060, depreciation and amortization of $322,590, and net changes in operating assets and liabilities of $799,983, primarily an increase in interest payable of $642,130 and accounts payable and accrued expenses of $132,527. For the nine months ended September 30, 2025, net cash used in operating activities resulted from a net loss of $15,047,412, stocks, options and warrants issued for various services of $5,774,696, notes payable discount amortization of $2,954,480, loss on conversion of notes payable of $2,355,868, depreciation and amortization of $46,253, and net changes in operating assets and liabilities of $639,344, primarily an increase in accounts payable and accrued expenses of $462,205 and interest payable of $262,562.

Net cash provided by (used in) investing activities was $0 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

Net cash provided by financing activities was $2,390,303 and $3,236,477 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, financing activities consisted of $2,418,750 in proceeds from notes payable, partially offset by $28,447 of principal and interest repayments on notes payable. For the nine months ended September 30, 2025, financing activities consisted of $3,100,000 in proceeds from notes payable and $136,477 in proceeds from the Company’s Regulation A offering.

Contractual Obligations

During the nine months ended September 30, 2026 and 2025, we had contractual obligations associated with management consultants in which we paid out $850,000 and $890,000, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

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

Revenue Recognition

The Company has adopted revenue recognition policies for its principal revenue types, including subscription and license fees, usage-based fees, professional and other services, and hardware. Prior to fiscal year 2026, the Company’s revenue was derived from software license, hardware, and professional services activity. Beginning in the second quarter of 2026, the Company introduced QuantrusX, an edge intelligence platform, and revenue has since primarily consisted of QuantrusX subscription fees; other revenue streams described below have not been material during the periods presented. See Note 2 to the unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, we conducted closings of private placements of units, with each unit consisting of an unsecured 18% promissory note and a five-year warrant to purchase shares of Class A Common Stock, and entered into certain subscription agreements with a number of accredited investors as defined in Section 2(a)(15) of the Securities Act, and Rule 501 promulgated thereunder, in reliance upon the exemption contained in Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. Pursuant to the agreements, we sold 17.55 units at a price of $25,000 per unit for gross proceeds of $438,750 and issued 292,501 warrants with an exercise price of $1.50 per share.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2026, but was not reported.

During the three months ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-A filed on May 24, 2024)
3.2	Amendment to Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.2 to Form 1-A filed on May 24, 2024)
3.3	Certificate of Amendment to Articles of Incorporation of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on August 1, 2025)
3.4	Certificate of Change filed with the Secretary of State of the State of Nevada on July 22, 2026 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 24, 2026)
3.5	Bylaws of Reticulate Micro, Inc. (incorporated by reference to Exhibit 3.3 to Form S-1 filed on October 23, 2023)
3.6	Amendment No. 1 to Bylaws of Reticulate Micro, Inc. (incorporated by reference to Exhibit 2.4 to Form 1-A filed on May 24, 2024)
3.7	Amendment No. 2 to Bylaws of RMX Industries, Inc. (incorporated by reference to Exhibit 2.2 to Form 1-U filed on April 2, 2026)
3.8	Certificate of Designation of Series X Convertible Preferred Stock of RMX Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on October 17, 2025)
3.9	Certificate of Amendment to Designation of Series X Convertible Preferred Stock of RMX Industries, Inc. (incorporated by reference to Exhibit 2.1 to Form 1-U filed on April 2, 2026)
4.1	Form of Private Placement Investor’s Warrant for January 2026 Private Placement (incorporated by reference to Exhibit 3.9 to Form 1-K filed on February 10, 2026)
4.2	Form of Private Placement Investor’s Warrant for July 2026 Private Placement (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on August 13, 2026)
4.3	Form of Private Placement Investor’s Warrant for August 2026 Private Placement (incorporated by reference to Exhibit 4.11 to Post-Effective Amendment No. 1 to Form S-1 filed on August 24, 2026)
10.1	Form of Private Placement Subscription Agreement for January 2026 Private Placement (incorporated by reference to Exhibit 6.62 to Form 1-K filed on February 10, 2026)
10.2	Form of Private Placement 18% Promissory Note for January 2026 Private Placement (incorporated by reference to Exhibit 6.63 to Form 1-K filed on February 10, 2026)
10.3	Intellectual Property Purchase Agreement, dated as of May 8, 2026, by and between RMX Industries, Inc. and Apollo Group Enterprises, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 14, 2026)
10.4	Form of Private Placement Subscription Agreement for July 2026 Private Placement (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 13, 2026)
10.5	Form of Private Placement 18% Promissory Note for July 2026 Private Placement (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 13, 2026)
10.6	Form of Private Placement Subscription Agreement for August 2026 Private Placement (incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 1 to Form S-1 filed on August 24, 2026)
10.7	Form of Private Placement 18% Promissory Note for August 2026 Private Placement (incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 1 to Form S-1 filed on August 24, 2026)
10.8	Securities Purchase Agreement, dated as of October 21, 2026, by and between RMX Industries, Inc. and Vanquish Funding Group Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 23, 2026)
10.9	Promissory Note, dated October 21, 2026, by and between RMX Industries, Inc. and Vanquish Funding Group Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 23, 2026)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RMX Industries, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMX Industries, Inc.
(Registrant)

Dated: November 13, 2026	/s/ Karl Kit
Karl Kit
Chief Executive Officer, President, and Director
(Principal Executive Officer)

/s/ Amit Shrestha
Amit Shrestha
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)